Form 10-Q
period 2018-09-30
Translate Bio, Inc.
filed 2018-11-08
CIK 1693415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 45,142,090 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$38,864	$48,058
Short-term investments	122,236	9,997
Prepaid expenses and other current assets	4,194	3,014
Restricted cash	1,025	1,966
Total current assets	166,319	63,035
Property and equipment, net	10,068	6,778
Goodwill	21,359	21,359
Intangible assets, net	106,842	106,842
Deferred offering costs	—	511
Other assets	—	22
Total assets	$304,588	$198,547
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,111	$4,594
Accrued expenses	5,806	5,888
Current portion of contingent consideration	—	1,296
Current portion of deferred revenue	1,042	—
Deferred rent	—	307
Total current liabilities	9,959	12,085
Long-term portion of contingent consideration	118,211	79,713
Deferred revenue, net of current portion	44,024	—
Deferred tax liabilities	913	6,039
Deferred rent, net of current portion	2,064	1,329
Total liabilities	175,171	99,166
Commitments and contingencies (Notes 3, 4 and 14)
Redeemable convertible preferred stock (Series A, B and C), $0.001 par value; no shares and 145,833,064 shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares and 142,288,292 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	192,896
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares and 236,092,611 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 45,142,090 shares and 9,582,791 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	45	10
Additional paid-in capital	369,614	55,204
Accumulated deficit	(240,166)	(148,808)
Accumulated other comprehensive income (loss)	(76)	79
Total stockholders’ equity (deficit)	129,417	(93,515)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$304,588	$198,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$238	$—	$238	$—
Operating expenses:
Research and development	12,933	11,097	40,854	34,224
General and administrative	5,957	3,607	16,726	9,706
Change in fair value of contingent consideration	26,829	6,132	39,589	10,731
Total operating expenses	45,719	20,836	97,169	54,661
Loss from operations	(45,481)	(20,836)	(96,931)	(54,661)
Other income (expense):
Interest income	318	72	499	230
Other income (expense), net	(7)	—	(52)	59
Total other income (expense), net	311	72	447	289
Loss before benefit from income taxes	(45,170)	(20,764)	(96,484)	(54,372)
Benefit from income taxes	2,524	2,299	5,126	4,020
Net loss	(42,646)	(18,465)	(91,358)	(50,352)
Accretion of redeemable convertible preferred stock to redemption value	—	(180)	(644)	(539)
Net loss attributable to common stockholders	$(42,646)	$(18,645)	$(92,002)	$(50,891)
Net loss per share attributable to common stockholders—basic and diluted	$(0.97)	$(2.40)	$(5.13)	$(6.62)
Weighted average common shares outstanding—basic and diluted	44,036,206	7,781,398	17,949,026	7,682,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(42,646)	$(18,465)	$(91,358)	$(50,352)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax of $0	(76)	33	(156)	110
Comprehensive loss	$(42,722)	$(18,432)	$(91,514)	$(50,242)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(91,358)	$(50,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,923	1,134
Stock-based compensation expense	5,693	1,303
Change in fair value of contingent consideration	39,589	10,731
Deferred income tax benefit	(5,126)	(4,020)
Accretion of discount on short-term investments	—	(95)
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other assets	(1,602)	(857)
Accounts payable	(1,593)	1,878
Accrued expenses	1,394	2,178
Deferred rent	429	582
Deferred revenue	44,762	—
Net cash used in operating activities	(5,889)	(37,518)
Cash flows from investing activities:
Purchases of investments	(128,313)	(65,775)
Sales and maturities of investments	15,998	53,914
Purchases of property and equipment	(5,567)	(614)
Net cash used in investing activities	(117,882)	(12,475)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	117,447	—
Payments of initial public offering costs	(4,089)	—
Proceeds from option exercises	278	—
Net cash provided by financing activities	113,636	—
Net decrease in cash, cash equivalents and restricted cash	(10,135)	(49,993)
Cash, cash equivalents and restricted cash at beginning of period	50,024	58,761
Cash, cash equivalents and restricted cash at end of period	$39,889	$8,768
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$38,864	$6,458
Restricted cash	1,025	2,310
Total cash, cash equivalents and restricted cash at end of period	$39,889	$8,768
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$363	$288
Deferred offering costs included in accounts payable and accrued expenses	$13	$40
Issuance of common stock in connection with acquisition of MRT Program (Note 4)	$2,387	$—
Accretion of redeemable convertible preferred units and stock to redemption value	$644	$539

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

In December 2016, the Company acquired from Shire Human Genetic Therapies, Inc. (“Shire”), a subsidiary of Shire plc, rights to the assets of Shire’s mRNA therapy platform (the “MRT Program”), including the cystic fibrosis transmembrane conductance regulator (“CFTR”) and OTC deficiency mRNA therapy programs. In connection with this acquisition, Shire received shares of the Company’s common stock, with related anti-dilution rights, and is eligible for future milestone and earnout payments on products developed with the MRT technology (see Note 4).

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its two wholly owned subsidiaries, Translate Bio MA, Inc. and Translate Bio Securities Corporation, from their date of incorporation. All intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

On June 15, 2018, the Company effected a one-for-5.5555 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and the associated adjustment of the preferred stock conversion ratios.

Initial Public Offering

On June 27, 2018, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 2, 2018, the Company issued and sold 9,350,000 shares of common stock at a public offering price of $13.00 per share. On July 24, 2018, the Company issued and sold an additional 364,371 shares of common stock at a price of $13.00 per share pursuant to the exercise of the underwriters’ over-allotment option in the IPO. The aggregate net proceeds to the Company from the IPO, inclusive of the proceeds from the over-allotment exercise, were $113.2 million after deducting underwriting discounts and commissions of $8.8 million and offering expenses of $4.3 million. Upon closing of the IPO, all 142,288,292 shares of the Company’s redeemable convertible preferred stock then outstanding converted into an aggregate of 25,612,109 shares of common stock.

Sanofi Pasteur Collaboration and Licensing Agreement

On June 8, 2018, the Company entered into a collaboration and license agreement with Sanofi Pasteur Inc. (“Sanofi”), the vaccines global business unit of Sanofi S.A., to develop mRNA vaccines for up to five undisclosed infectious disease pathogens (the “Sanofi Agreement”). The Sanofi Agreement became effective on July 9, 2018, following notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Act of 1976. Under the Sanofi Agreement, the Company and Sanofi will jointly conduct research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Following the research term, the Company is obligated to manufacture clinical product for Sanofi, which the Company estimates may take up to eight years to complete.

The Company is eligible to receive up to $805.0 million in payments, which includes an upfront payment of $45.0 million, which the Company received in July 2018; certain development, regulatory and sales-related milestones across several vaccine targets; and option exercise fees if Sanofi exercises its option related to development of vaccines for additional pathogens. The Company is also eligible to receive tiered royalty payments associated with worldwide sales of the developed vaccines, if any (see Note 3).

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2018, the Company has funded its operations with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our preferred stock, the proceeds from our IPO and an upfront payment received under the Sanofi Agreement. The Company has incurred recurring losses since its inception, including net losses of $91.4 million and $50.4 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, the Company had an accumulated deficit of $240.2 million as of September 30, 2018. The Company expects to continue to generate operating losses for the foreseeable future.

As of November 8, 2018, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash, cash equivalents and short-term investments of $161.1 million as of September 30, 2018 will be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2020.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the revenue recognized from collaboration agreements, the valuation of common stock and stock-based awards, the valuation of assets acquired and liabilities assumed in business combinations, and the impairment of identifiable intangible assets and goodwill. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2018, the unaudited condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended September 30, 2018 and 2017 and of the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-225368). The prospectus was filed with the SEC pursuant to Rule 424(b)(4) on June 29, 2018.

The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017, and its cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2017 are also unaudited. The results for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018, any other interim periods, or any future year or period.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds as of September 30, 2018 and December 31, 2017.

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

The Company’s investments as of September 30, 2018 and December 31, 2017 had original maturities of less than one year.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of proceeds generated as a result of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. As of September 30, 2018 and December 31, 2017, the Company recorded deferred offering costs of $0 and $0.5 million, respectively, in connection with its IPO.

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

Property and equipment are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate an asset group for recoverability, the Company compares the forecasted undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows using market participant assumptions. The Company did not record any impairment losses on property and equipment during the three and nine months ended September 30, 2018 and 2017.

Revenue Recognition

The terms of the Company’s collaboration agreements may include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and pre-clinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

The Company had no revenue prior to the Sanofi Agreement, therefore the adoption of the new revenue recognition standard, described further in Note 3 under the heading “Accounting under ASC 606”, had no impact to the Company. The new revenue recongition standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. The new revenue recognition standard provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of the new revenue standard, the Company performs the following five steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services the Company transfers to the customer is determined to be probable. At contract inception, once the contract is determined to be within the scope of the new revenue standard, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. The Company then allocates the transaction price (the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled.

The Company recognizes the transaction price allocated to upfront license payments as revenue upon delivery of the license to the customer and resulting ability of the customer to use and benefit from the license, if the license is determined to be distinct from the other performance obligations identified in the contract. If the license is considered to not be distinct from other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied (i) at a point in time, but only for licenses determined to be distinct from other performance obligations in the contract, or (ii) over time; and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from license payments. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Sanofi Agreement entitles the Company to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types: development milestones, generally based on the advancement of the Company’s pipeline and initiation of clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a New Drug Application (“NDA”), in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company is also eligible to receive from Sanofi tiered royalty payments on worldwide net sales of mRNA vaccines. For each collaboration that includes development milestone payments, the Company evaluates whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. Milestones tied to regulatory approval, and therefore not within the Company’s control, are considered constrained until such approval is received. Upfront and ongoing development milestones per its collaboration agreements are not subject to refund if the development activities are not successful. At the end of each subsequent reporting period, the Company re-evaluates the probability of a significant reversal of the cumulative revenue recognized for the milestones, and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues from collaborators in the period of adjustment. The Company excludes sales-based milestone payments and royalties from the transaction price until the sale occurs (or, if later, until the underlying performance obligation to which some or all of the royalty has been allocated, has been satisfied, or partially satisfied), because the license to the Company’s intellectual property is deemed to be the predominant item to which the royalties relate as it is the primary driver of value. Currently, the Company has not recognized any royalty revenue resulting from the Sanofi Agreement.

The new revenue recognition standard requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the new revenue recognition standard as the price at which an entity would sell a promised good or service separately to a customer. If other observable transactions in which the Company has sold the same performance obligation separately are not available, the Company is required to estimate the standalone selling price of each performance obligation. Key assumptions to determine the standalone selling price may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Whenever the Company determines that a contract should be accounted for as a combined performance obligation it will utilize the input method. Revenue will be recognized using the input method, based on the total estimated costs to fulfill the obligations, as services are delivered (expenses incurred over the total budgeted amount). Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

The Company evaluates its collaborative agreements for proper classification in the consolidated statements of operations based on the nature of the underlying activity. Transactions between collaborators recorded in the Company’s consolidated statements of operations are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship.

For revenue generating arrangements where the Company, as a vendor, provides consideration to a licensor or collaborator, as a customer, the Company applies the accounting standard that governs such transactions. This standard addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the transaction price unless the Company receives an identifiable benefit for the payment and it can reasonably estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of the transaction price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer, and then as an expense. Payments that are not deemed to be a reduction of the transaction price are recorded as an expense.

Consideration that does not meet the requirements to satisfy the above revenue recognition criteria is a contract liability and is recorded as deferred revenue in the condensed consolidated balance sheets. Although the Company follows detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. For example, in connection with the Sanofi Agreement, the Company has recorded short-term and long-term deferred revenue on its condensed consolidated balance sheets based on the Company’s best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue.

The estimate of deferred revenue also reflects management’s estimate of the periods of the Company’s involvement in certain of its collaborations. The Company’s performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the Company’s estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company will recognize and record in future periods. At September 30, 2018, the Company had short-term and long-term deferred revenue of $1.0 million and $44.0 million, respectively, related to the Sanofi Agreement.

Under the new revenue recognition standard, the Company will recognize revenue and record a receivable when it fulfills its performance obligations under the Sanofi Agreement. When no further performance obligation is required to be satisfied, the Company will recognize revenue for the portion satisfied and record a receivable. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. A contract liability is recognized when a customer prepays consideration or owes prepayment to an entity according to a contract. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At September 30, 2018, the Company has not capitalized any costs to obtain any of its contracts.

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

Acquisition-related contingent consideration, which consists of potential milestone and earnout payment obligations as well as anti-dilution rights provided to Shire (see Note 4), was recorded in the consolidated balance sheets at its acquisition-date estimated fair value, in accordance with the acquisition method of accounting. The fair value of the acquisition-related contingent consideration is remeasured each reporting period, with changes in fair value recorded in the consolidated statements of operations. The fair value measurement is based on significant inputs not observable by market participants and thus represents a Level 3 input in the fair value hierarchy (see Note 5).

Asset Acquisitions

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions. In an asset acquisition, the cost allocated to acquire IPR&D with no alternative future use is charged to expense at the acquisition date.

In-Process Research and Development

The fair value of IPR&D acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed or a change in circumstance occurs that defines the useful life, the asset is reclassified to a definite-lived asset and amortized over its estimated useful life. When a change between these classes occurs, the Company will perform an impairment test.

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

Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. In testing indefinite-lived IPR&D for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or the Company can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that the Company considers include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, the Company would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any impairment charges related to its indefinite-lived IPR&D (see Note 4).

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

The Company has determined that there is a single reporting unit for purposes of testing goodwill for impairment. In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit was less than its carrying amount, or the Company can perform a two-step quantitative impairment analysis without performing a qualitative assessment. Examples of such events or circumstances considered in the Company’s qualitative assessment include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. If the Company chooses to first assess qualitative factors and the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company would then perform a two-step quantitative impairment test. The two-step test starts with comparing the fair value of the reporting unit to the carrying amount of a reporting unit, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. However, if the fair value of the reporting unit is less than its carrying value, the second step of the impairment test is performed to determine if goodwill is impaired. If the Company determines that goodwill is impaired, the carrying value of the goodwill is written down to its fair value and an impairment charge is recognized in the consolidated statements of operations. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any impairment charges related to goodwill.

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

The Company’s cash equivalents and short-term investments are carried at fair value, determined based on Level 2 inputs in the fair value hierarchy described above (see Note 5). The Company’s contingent consideration liability is carried at fair value, determined based on Level 3 inputs in the fair value hierarchy described above (see Note 5). The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, accrued expenses and other short-term liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

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

Stock-Based Compensation

The Company measures all stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For stock-based awards with service-based vesting conditions, the Company recognizes compensation expense using the straight-line method. For stock-based awards with both performance-based and service-based vesting conditions, the Company recognizes compensation expense using the graded-vesting method over the requisite service period, commencing when achievement of the performance condition becomes probable. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 11). The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

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

Classification and Accretion of Redeemable Convertible Preferred Stock

The Company has classified its redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company. Costs incurred in connection with the issuance of each series of redeemable convertible preferred stock are recorded as a reduction of gross proceeds from issuance. The carrying values of redeemable convertible preferred stock are accreted to their redemption values through a charge to additional paid-in capital or accumulated deficit over the period from date of issuance to the earliest date on which the holders could, at their option, elect to redeem their shares.

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

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230) (“ASU 2016-15”), to address diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The adoption of ASU 2016-15 is required to be applied retrospectively. The Company adopted ASU 2016-15 as of the required effective date of January 1, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 as of the required effective date of January 1, 2018. The effect of the adoption was that the amount of cash and cash equivalents previously presented on the consolidated statements of cash flows for the nine months ended September 30, 2017 increased by $2.3 million to reflect the inclusion of restricted cash. Additionally, as a result of the adoption, transfers between restricted and unrestricted cash are no longer presented as a component of the Company’s investing activities.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance is effective for public entities for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company will adopt ASU 2016-02 effective as of January 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) – Targeted Improvements, (“ASU 2018-11”), which includes certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. Among these amendments is the option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach, using a cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance in ASC 840. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements. This evaluation process includes reviewing all forms of leases and performing a completeness assessment over its lease population to identify any embedded leases with their vendors. The Company anticipates that due to this new accounting standard, it will recognize additional assets and corresponding liabilities related to its operating leases on its consolidated balance sheet.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions. The new guidance is effective on January 1, 2019. The Company is currently evaluating the potential impact that this adoption of ASU 2018-07 will have on its consolidated financial statements.

In August 2018, the SEC issued a final rule amending certain disclosure requirements including expanding the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the consolidated balance sheet must be provided in a note or separate statement. This final rule will be effective for the quarter ended March 31, 2019. The Company is currently evaluating the potential impact that this adoption of this final rule will have on its consolidated financial statements.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective on January 1, 2020. Early adoption, of the entire amendments or on the provisions that eliminate or modify the requirements, is permitted. The Company does not expect that the adoption of this new standard will have a material impact on our disclosures.

3. Collaboration Agreement

Sanofi Collaboration and License Agreement

On June 8, 2018, the Company entered into the Sanofi Agreement, a collaboration and license agreement with Sanofi to develop mRNA vaccines and mRNA vaccine platform development for up to five infectious disease pathogens (the “Licensed Fields”). The Sanofi Agreement became effective on July 9, 2018, following notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Act of 1976.

Under the Sanofi Agreement, the Company and Sanofi have agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Following the research term, the Company is obligated to manufacture clinical product for Sanofi, which the Company estimates may take up to eight years to complete. The collaboration activities will be subject to a collaboration plan to be updated annually. The Sanofi Agreement provides that Sanofi make an upfront payment to the Company of $45.0 million, which the Company received in July 2018, as well as certain potential milestone payments and option payments, each as further described below. In addition, the Company is eligible to receive from Sanofi tiered royalty payments on worldwide net sales of mRNA vaccines.

Under the terms of the Sanofi Agreement, the Company has granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any three of the Licensed Fields. In addition, pursuant to the terms of the Sanofi Agreement and subject to certain limitations, Sanofi has options to add up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields by exercising either option or both options during a specified option term and paying the Company a $5.0 million fee per added pathogen. If, prior to the exercise of the options by Sanofi, the Company receives a bona fide third-party offer to acquire rights to the field to which an option relates, the Company must notify Sanofi of such offer, and if Sanofi does not exercise its option as to the applicable field, such field will no longer be subject to the option.

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

Under the Sanofi Agreement, the Company and Sanofi created a governance structure, including committees and working groups, to manage the activities under the collaboration. If the Company and Sanofi do not mutually agree on certain decisions, Sanofi would be able to break a deadlock without the Company’s consent. The collaboration includes an estimated budget. Sanofi is responsible for paying the Company’s employee costs, out-of-pocket costs paid to third parties and manufacturing costs, up to a specified amount.

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

The Sanofi Agreement provides that the Company is eligible to receive aggregate potential payments of up to $805.0 million from Sanofi, which includes an upfront payment, potential milestone payments and potential option exercise payments. In July 2018, Sanofi paid the Company a $45.0 million upfront payment in respect of the licenses and options granted to Sanofi. Sanofi will also pay the Company $5.0 million with respect to each additional Licensed Field for which it exercises an option. Sanofi has also agreed to pay the Company milestone payments upon the achievement of specified development, regulatory and commercialization milestones. In particular, the Company is entitled to receive development and regulatory milestone payments of up to $63.0 million per Licensed Field and sales milestone payments of up to $85.0 million per Licensed Field. In addition, the Company is entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.

Sanofi has agreed to pay the Company a tiered royalty on worldwide net sales of all mRNA vaccines within each Licensed Field ranging from a high single-digit percentage to a low teens percentage, depending on quarterly net sales by Sanofi, its affiliates and its sublicensees. The royalty paid to the Company can be reduced with respect to a product once the relevant licensed patent rights expire or if additional licensed technology is required, but the royalty payments generally may not fall below the Company’s royalty obligations to third-parties plus a royalty of a low single-digit percentage. Royalty payments under the Sanofi Agreement are payable on a product-by-product and country-by-country basis beginning on the launch of the product in the country until the later of the expiration of the last valid claim covering such product or 10 years after the launch of such product in such country.

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

Accounting Under ASC 606

In determining the appropriate amount of revenue to be recognized under FASB ASC 606, Revenue from Contracts with Customers, (“ASC 606”), the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company identified the following promised goods or services contained in the Sanofi Agreement: (i) the license it conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how to be conveyed to Sanofi with respect to the Licensed Fields, (iii) it’s obligations to perform research and development on the Licensed Fields, (iv) its obligation to transfer licensed materials to Sanofi, (v) its obligation to manufacture and supply certain non-clinical and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi and (vi) the technology process and transfer. The Company assessed whether each of these promised goods or services are distinct performance obligations on their own or if they need to be combined with other promises to create a bundle that is a distinct performance obligation. The Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation. Sanofi’s right to exercise options for up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any option by Sanofi, the contract promises associated with an option target would use a separate proportional performance model for purposes of revenue recognition under ASC 606.

The Company determined the transaction price of the Sanofi Agreement to be $74.0 million based upon the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized. The transaction price includes the upfront, non-refundable payment of $45.0 million for the transfer of the combined license, supply and development obligations under the Sanofi Agreement, an estimated $8.8 million in reimbursable employee costs and an estimated $20.2 million in reimbursable development costs including out-of-pocket costs paid to third parties and manufacturing costs. Reimbursable development costs are payable by Sanofi within 60 days of invoicing. There was no significant financing component or noncash consideration included in the Sanofi Agreement.

Under ASC 606, the Company recognized revenue using the input method, which it believes best depicts the transfer of control to the customer. Under the input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The Company does not include variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will occur when any uncertainty associated with the variable consideration is resolved. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.

The following table summarizes the Company’s net revenues from collaboration, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$238	$—	$238	$—

The following table presents the balance of the Company’s contract liabilities at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Contract liabilities
Deferred revenues	$45,066	$—

The Company considers the total consideration expected to be earned in the next twelve months for services to be performed as short-term deferred revenue, and consideration that is expected to be earned subsequent to twelve months from the balance sheet date as long-term deferred revenue. The Company expects to complete its obligations and recognize all net revenues from the collaboration over eight years.

4. Acquisitions, Goodwill and Other Intangible Assets

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

The Company accounted for the acquisition of the assets and employees as a business combination. As consideration for the acquisition, the Company issued 5,815,560 shares of common stock to Shire and agreed to make potential future milestone and earnout payments to Shire upon the occurrence of specified commercial milestones. In particular, the Company is obligated to make milestone payments to Shire of up to $60.0 million in the aggregate upon the occurrence of specified commercial milestones, including upon the first commercial sale of an MRT Product for the treatment of CF and upon the achievement of a specified level of annual net sales with respect to an MRT Product. The Company is also obligated to make additional milestone payments of $10.0 million for each non-CF MRT Product upon the first commercial sale of a non-CF MRT Product; provided that such milestone payments will only be due once for any two non-CF MRT Products that contain the same MRT compounds or once per non-CF MRT Product that is a vaccine developed under the Company’s collaboration with Sanofi (see Note 3).

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

Under the Shire Agreement, the Company was obligated to consummate an equity financing of at least $100.0 million (the “Subsequent Financing”). As part of the Shire Agreement, the Company provided Shire anti-dilution rights whereby it agreed to issue Shire additional common stock such that Shire will own, upon the completion of the Subsequent Financing, either (i) 18.0% of the Company’s common stock on an as-converted and fully diluted basis or (ii) if less, 19.9% of the voting power of all then outstanding common stock of the Company, excluding shares of unvested restricted stock. Under the Shire Agreement, until the Subsequent Financing was consummated, the Company was obligated to use the first $50.0 million of gross proceeds from the Subsequent Financing solely for activities and expenses associated with the MRT Program. As a result of the Company’s IPO, the Company fully satisfied the Subsequent Financing obligation. In addition, as a result of and concurrent with the closing of the Company’s IPO on July 2, 2018, the Company issued 183,619 shares of common stock to Shire in full satisfaction of the Company’s anti-dilution obligations to Shire (see Note 5).

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

Common Stock Issued at Closing. The fair value of the 5,815,560 shares of common stock issued on the acquisition date, aggregating $41.1 million, was determined based on the fair value of $7.06 per share of common stock estimated by the Company at the acquisition date based, in part, on the results of a third-party valuation. The third-party valuation was prepared using a hybrid method, which used market approaches to estimate the Company’s equity value, including an OPM backsolve based on the $1.98 price per share of Series C redeemable convertible preferred stock sold by the Company in a Series C financing on the same date as the acquisition date of the MRT Program (see Note 8). The hybrid method is a probability-weighted expected return method (“PWERM”) where the equity value in one or more of the scenarios is allocated using an option-pricing method (“OPM”). In the third-party valuation, two types of future-event scenarios were considered: an IPO scenario and a remain-private scenario. Each type of future-event scenario was probability weighted by the Company based on an evaluation of its historical and forecasted performance and operating results, an analysis of market conditions at the time, and its expectations as to the timing and likely prospects of the future-event scenarios. A discount for lack of marketability was then applied to arrive at an indication of fair value per share of the common stock.

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

The Company assessed the anti-dilution rights provided to Shire and determined that the rights (i) met the definition of a freestanding financial instrument that was not indexed to the Company’s own stock and (ii) did not meet the definition of a derivative. As the rights did not meet the definition of a derivative and did not qualify for equity classification, the Company determined to classify the anti-dilution rights as a liability. Accordingly, the Company recognized the liability at fair value on the acquisition date and recognizes changes in the fair value of the anti-dilution rights at each subsequent reporting period in the consolidated statements of operations (see Note 5).

Allocation of the Purchase Consideration

The acquisition of Shire’s MRT Program was accounted for in accordance with the acquisition method of accounting for business combinations. Acquisition-related costs totaling $3.0 million were expensed to general and administrative expenses as incurred. Such acquisition-related costs included $0.5 million for the services of the investment bank that facilitated the acquisition payable in shares of the Company’s common stock, which was satisfied in December 2017 through the Company’s issuance of 70,866 shares of common stock. The total consideration transferred was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values as follows (in thousands):

Identifiable intangible assets	$106,907
Property and equipment	2,416
Deferred tax assets	1,308
Deferred tax liabilities	(18,520)
Valuation allowance for deferred tax assets	(1,308)
Goodwill	21,359
Total purchase price consideration	$112,162

Identifiable intangible assets acquired in the acquisition consisted of IPR&D and a lease-based asset. The IPR&D included ongoing projects that could further the Company’s preclinical and clinical development activities related to CF, OTC and other potential rare diseases. The lease-based intangible asset related to the below-market rental expense that the Company was expected to benefit from over the remaining lease period at one of its leased facilities. The IPR&D was determined to be indefinite-lived, and the lease-based intangible asset was determined to be definite-lived, with an estimated useful life of 1.5 years. The fair values of the identifiable intangible assets as of the acquisition date were as follows (in thousands):

In-process research and development — MRT	$45,992
In-process research and development — CF	42,291
In-process research and development — OTC	18,559
Lease agreement	65
Total identifiable intangible assets	$106,907

The fair value of the IPR&D assets acquired was estimated by the Company at the acquisition date based, in part, on the results of the third-party valuation. The third-party valuation was prepared using the multi-period excess earnings method (“MPEEM”), a form of the income approach, which assumes the fair value of an intangible asset is equal to the present value of the incremental risk-adjusted after-tax cash flows attributable only to each IPR&D the intangible asset. The MPEEM determined the after-tax cash flows, adjusted for contributory charges and cumulative probabilities of technical success. The probability-adjusted cash flows were then discounted to present value by the selected discount rate and added to the tax amortization benefit to determine the fair value. The key assumptions used in this model were net revenue projections, phase of development assumptions and discount rates. Upon commencement of the Sanofi Agreement, the MRT program was reclassified from IPR&D to definite-lived intangible assets and the Company began amortization of the MRT intangible asset. Amortization will be recorded over an estimated eight-year period based on an economic consumption model.

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

On June 7, 2018, the Company and Shire entered into an amendment to the Shire Agreement to align certain terms of the Shire Agreement with the collaboration and license agreement that the Company entered into with Sanofi on June 8, 2018. Pursuant to this amendment, an mRNA vaccine that is developed pursuant to the Company’s collaboration with Sanofi will be considered an MRT Product if it includes an MRT compound having an mRNA sequence that encodes a protein that is from, or that binds to, an infectious disease pathogen in a field that has been licensed by the Company to Sanofi. Pursuant to the amended Shire Agreement, the Company is obligated to make milestone payments of $10.0 million for each non-CF MRT Product upon the first commercial sale of a non-CF MRT Product; provided that such milestone payments will only be due once for any two non-CF MRT Products that contain the same MRT compounds or once per non-CF MRT Product that is a vaccine developed under the Company’s collaboration with Sanofi. The Company has concluded that this amendment will not affect the contingent purchase consideration recorded for accounting purposes.

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$24,179	$—	$24,179
U.S. government agency bonds	—	122,236	—	122,236
	$—	$146,415	$—	$146,415
Liabilities:
Contingent consideration	$—	$—	$118,211	$118,211
	$—	$—	$118,211	$118,211

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$28,636	$—	$28,636
U.S. government agency bonds	—	9,997	—	9,997
	$—	$38,633	$—	$38,633
Liabilities:
Contingent consideration	$—	$—	$81,009	$81,009
	$—	$—	$81,009	$81,009

During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.

Cash equivalents as of September 30, 2018 and December 31, 2017 consisted of money market funds totaling $24.2 million and $28.6 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of September 30, 2018 and December 31, 2017 consisted of U.S. government agency bonds and were classified as available-for-sale securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. As of September 30, 2018, the Company’s short-term investments had an amortized cost of $122.3 million, an unrealized loss of $0.1 million and a fair value of $122.2 million. All of these securities have a maturity of one year or less.

Valuation of Contingent Consideration

The contingent consideration liability related to the acquisition of the MRT Program was classified as Level 3 measurement within the fair value hierarchy and includes the potential future milestone and earnout payments that may be due by the Company to

Shire (see Note 4) and prior to the IPO, an anti-dilution liability with respect to shares issuable by the Company to Shire upon a qualified financing event (see Note 4).

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

The following tables presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs at September 30, 2018 and December 31, 2017		Fair Value at
		Projected Year	September 30,	December 31,
	Discount Rate	of Payment	2018	2017
Earnout payments	13.0% - 15.0%	2025 - 2039	$109,005	$72,896
Milestone payments	13.0% - 15.0%	2025 - 2030	9,206	6,817
Anti-dilution rights	1.39% - 1.64%	N/A	—	1,296
			$118,211	$81,009

The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2017	$81,009
Change in fair value of contingent consideration	39,589
Issuance of common stock in full settlement of contingent consideration anti-dilution liability	(2,387)
Balance as of September 30, 2018	$118,211

The increase in the fair value of contingent consideration during the nine months ended September 30, 2018 was primarily due to the continued progress of MRT5005, including the initiation in May 2018 of the Company’s Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, the continued advancement of MRT5201 for which we plan to initiate a Phase 1/2 clinical trial in the first half of 2019, the time value of money due to the passage of time, as well as a decrease in the discount rate.

In December 2017, as a result of the Company’s issuance and sale of 21,202,710 shares of Series C redeemable convertible preferred stock at that same time (see Note 8), the Company issued to Shire 1,079,765 shares of common stock, with an aggregate fair value of $8.0 million, pursuant to the anti-dilution rights conveyed to Shire in the Shire Agreement (see Note 4). The shares issued to Shire were in partial settlement of the Company’s anti-dilution contingent consideration liability that was recorded in its purchase accounting for the MRT Program in December 2016 and reflected as current portion of contingent consideration on the Company’s consolidated balance sheet as of December 31, 2017. The Company’s obligation related to these anti-dilution rights remained in effect until the Company consummated an additional equity financing of $7.0 million. Pursuant to the anti-dilution rights conveyed to Shire, and after giving effect to the closing of the Company’s IPO, which satisfied the Subsequent Financing requirement, the total shares of common stock that Shire was entitled to own was determined to be 7,078,945 shares. Prior to the Company’s IPO, the Company had issued 6,895,326 shares of common stock to Shire in accordance with these anti-dilution rights. Accordingly, on July 2, 2018, concurrent with the closing of the Company’s IPO, the Company issued an additional 183,619 shares of common stock to Shire in full satisfaction of the Company’s anti-dilution rights obligations to Shire. As of September 30, 2018, the Company has fully satisfied its anti-dilution obligations to Shire.

As of September 30, 2018 and December 31, 2017, the fair value of the anti-dilution contingent consideration liability was $0 and $1.3 million, respectively.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory equipment	$5,951	$5,382
Computer equipment	668	481
Office equipment	819	249
Leasehold improvements	5,634	1,131
Construction in progress	1,403	2,591
	14,475	9,834
Less: Accumulated depreciation and amortization	(4,407)	(3,056)
	$10,068	$6,778

Depreciation and amortization expense related to property and equipment was $0.5 million, $0.4 million, $1.9 million and $1.1 million for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, respectively. Construction in progress recorded as of December 31, 2017 primarily related to in-process construction of leasehold improvements, which were transferred to leasehold improvements in April 2018 upon completion.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued employee compensation and benefits	$2,951	$2,252
Accrued external research and development expenses	1,835	1,115
Accrued consultant and professional fees	818	1,130
Other	202	1,391
	$5,806	$5,888

8. Redeemable Convertible Preferred Stock

As of September 30, 2018 and December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue no shares and 145,833,064 shares, respectively, of redeemable convertible preferred stock. As of December 31, 2017, the Company had 36,194,026 shares of Series A redeemable convertible preferred stock (the “Series A preferred stock”), 59,133,987 shares of Series B redeemable convertible preferred stock (the “Series B preferred stock”) and 46,960,279 shares of Series C redeemable convertible preferred stock (the “Series C preferred stock”) issued and outstanding. The Series A preferred stock, Series B preferred stock and Series C preferred stock were redeemable and convertible by the holders under specified conditions. The redeemable convertible preferred stock is classified outside of stockholders’ equity (deficit) because the shares contain redemption features that are not solely within the control of the Company. The Series A preferred stock, Series B preferred stock and Series C preferred stock are collectively referred to as the “Preferred Stock.”

In December 2017, the Company issued and sold 21,202,710 shares of Series C preferred stock at a price of $1.98 per share for aggregate proceeds of $41.9 million, net of issuance costs of $0.1 million.

Upon issuance of each class of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed upon the issuance date of each class of Preferred Stock or as of December 31, 2017.

Upon the closing of the Company’s IPO on July 2, 2018, all then-outstanding shares of Preferred Stock converted into an aggregate of 25,612,109 shares of common stock according to their terms. As of September 30, 2018 there were no shares of Preferred Stock authorized, issued or outstanding.

As of December 31, 2017, Preferred Stock consisted of the following (in thousands, except share amounts):

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

9. Preferred Stock

On July 2, 2018, in connection with the closing of the Company’s IPO, the Company filed its restated certificate of incorporation, which authorizes the Company to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. There are no shares of preferred stock outstanding as of September 30, 2018.

10. Common Stock

As of December 31, 2017, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 236,092,611 shares of common stock, $0.001 par value per share. On July 2, 2018, the Company filed its restated certificate of incorporation, which authorizes the Company to issue up to 200,000,000 shares of common stock.

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as declared by the board of directors. These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through September 30, 2018 and December 31, 2017, no cash dividends have been declared or paid.

As of December 31, 2017, the Company had reserved 32,115,490 shares of common stock for the conversion of outstanding shares of Preferred Stock (see Note 9), the exercise of outstanding stock options (see Note 11) and the number of shares remaining available for future issuance under the 2018 Equity Incentive Plan (see Note 11). Upon the completion of the Company’s IPO on July 2, 2018, all shares of Preferred Stock converted to common stock.

11. Incentive Stock Options and Restricted Stock

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

The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended, (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. During the nine months ended September 30, 2018, option awards to purchase 148,176 shares of common stock were granted under the 2018 Plan.

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

Unvested stock options are forfeited upon the recipient ceasing to provide services to the Company. The Company may, upon notice to the recipient within six months after the date the recipient ceases to provide such services, repurchase some or all of the vested stock options, at a price equal to the amount that would be distributed with respect to such options under the terms of the Company’s restated certificate of incorporation.

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

As of September 30, 2018, no shares had been issued under the 2018 ESPP.

2016 Stock Incentive Plan

The 2016 Plan provided for the Company to issue equity awards to employees, officers and directors, consultants and advisors. Under the 2016 Plan, the Company was allowed to grant stock options, stock appreciation rights, restricted stock and restricted stock units. Shares that are expired, terminated, surrendered or canceled under the 2016 Plan without having been exercised will be available for future grants of awards under the 2018 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2018 Plan.

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

Upon the effectiveness of the 2018 Plan on June 27, 2018, no further awards will be made under the 2016 Plan. Awards outstanding under the 2016 Plan will continue to be governed by their existing terms. During the nine months ended September 30, 2018, option awards to purchase 1,966,114 shares of common stock were granted under the 2016 Plan.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	209,797	$4.73	9.70	$—
Granted	4,257,593	$7.28
Forfeited	(102,474)	$7.06
Outstanding as of December 31, 2017	4,364,916	$7.17	9.79	$977
Granted	2,114,290	$8.84
Exercised	(49,459)	$5.62
Forfeited	(188,163)	$6.16
Outstanding as of September 30, 2018	6,241,584	$7.78	9.00	$13,883
Vested as of September 30, 2018	1,484,129	$7.11	8.06	$4,283
Vested and expected to vest as of September 30, 2018	6,241,584	$7.78	9.00	$13,883
Vested as of December 31, 2017	661,593	$7.04	9.72	$231
Vested and expected to vest as of December 31, 2017	4,364,916	$7.17	9.79	$977

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 was $0.2 million. There were no options exercised during the nine months ended September 30, 2017.

The weighted average grant-date fair value per share of stock options granted was $5.97 and $4.18 during the nine months ended September 30, 2018 and 2017, respectively.

The total fair value of options vested during the nine months ended September 30, 2018 was $3.3 million.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.81%	2.02%
Expected term (in years)	6.0	6.0
Expected volatility	75.6%	63.6%
Expected dividend yield	0%	0%

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to a non-employee:

Nine Months Ended September 30,
2017
Risk-free interest rate	2.08%
Expected term (in years)	10.0
Expected volatility	60.9%
Expected dividend yield	0%

There were no stock options granted to non-employees during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company granted to non-employees stock options for the purchase of 265,854 shares of common stock.

Restricted Common Stock

The following table summarizes the Company’s restricted stock activity since December 31, 2016:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2016	986,893	$1.10
Forfeited restricted common stock	(100,563)	$1.10
Vested restricted common stock	(359,852)	$1.04
Unvested restricted common stock outstanding as of December 31, 2017	526,478	$1.14
Forfeited restricted common stock	(311)	$1.28
Vested restricted common stock	(235,900)	$1.03
Unvested restricted common stock outstanding as of September 30, 2018	290,267	$1.23

The total fair value of restricted common stock vested during the nine months ended September 30, 2018 and 2017 was $0.2 million and $0.3 million, respectively, which the Company recorded as stock-based compensation during those periods.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$639	$357	$3,092	$993
General and administrative expenses	796	154	2,601	310
	$1,435	$511	$5,693	$1,303

Included in research and development stock-based compensation expense for the nine months ended September 30, 2018 was $0.3 million related to the modification of options in connection with the resignation of the Company’s former Chief Scientific Officer (“CSO”). In connection with this resignation, the Company entered into a separation agreement with the former CSO. Under the terms of the separation agreement, vesting of options for the purchase of 72,871 shares of common stock held by the former CSO was accelerated with no change to the exercise price of such options. Stock options for the purchase of 204,353 shares of common stock, representing all of the options held by the former CSO as of the date of his resignation, are exercisable for one year following his resignation.

As of September 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $21.9 million which is expected to be recognized over weighted average periods of 2.83 years.

12. Income Taxes

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

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company is still in the process of analyzing the impact to the Company of the Tax Act and its analysis is not yet complete. Where the Company has been able to make reasonable estimates of the effects related to the Tax Act, the Company has recorded provisional amounts. No adjustments to the provisional amounts recorded as of December 31, 2017 were recorded during the three and nine months ended September 30, 2018.

Income Taxes

The Company recognized an income tax benefit of $2.5 million and $2.3 million during the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $4.0 million during the nine months ended September 30, 2018 and 2017, respectively. The $2.5 million and $5.1 million income tax benefit recognized during the three and nine months ended September 30, 2018, respectively, resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated in 2018 that have an unlimited carryforward period. Under the Tax Act, net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. As a result, the deferred tax liabilities associated with the Company’s indefinite-lived intangible assets may be used as a source of income to support the realization of the federal tax benefit of our indefinite-lived net operating losses generated in 2018. The $2.3 million and $4.0 million income tax benefit recognized during the three and nine months ended September 30, 2017, respectively, was due to a reduction of the same amount in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program (see Note 4). The reduction in the deferred tax liabilities during the three and nine months ended September 30, 2018 and 2017 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(42,646)	$(18,465)	$(91,358)	$(50,352)
Accretion of redeemable convertible preferred stock to redemption value	—	(180)	(644)	(539)
Net loss attributable to common stockholders	$(42,646)	$(18,645)	$(92,002)	$(50,891)
Denominator:
Weighted average common shares outstanding—basic and diluted	44,036,206	7,781,398	17,949,026	7,682,179
Net loss per share attributable to common stockholders— basic and diluted	$(0.97)	$(2.40)	$(5.13)	$(6.62)

The Company excluded 333,473 shares and 654,951 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended September 30, 2018 and 2017, respectively, because those shares had not vested. The Company excluded 411,644 shares and 809,272 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the nine months ended September 30, 2018 and 2017, respectively, because those shares had not vested.

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

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	6,241,584	1,462,468
Unvested restricted common stock	290,267	609,259
Redeemable convertible preferred stock (as converted to common stock)	—	121,085,582
	6,531,851	123,157,309

In addition to the potentially dilutive securities noted above, as of September 30, 2017, the Company was obligated to issue common stock to Shire upon the occurrence of specified events (see Notes 4 and 5). Because the necessary conditions for issuance of the shares had not been met as of September 30, 2017, the Company excluded these shares from the table above and from the calculations of diluted net loss per share for the three and nine months ended September 30, 2017.

14. Commitments and Contingencies

Lease Commitments

The Company leases office, laboratory and other space under operating leases that expired between April 2018 and April 2028. The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. The Company recorded rent expense of $0.7 million and $1.1 million during the three months ended September 30, 2018 and 2017, respectively, and $2.4 million and $2.2 million during the nine months ended September 30, 2018 and 2017, respectively.

In May 2015, the Company entered into an operating lease for office and laboratory space in Cambridge, Massachusetts, which was due to expire in May 2022. In connection with entering into this lease agreement, the Company issued a letter of credit collateralized by cash deposits totaling $1.0 million, which was reduced to $0.7 million in December 2017. These cash deposits are classified as restricted cash on the consolidated balance sheets. In September 2017, the Company and the lessor agreed to early terminate the lease as of April 2018 and the Company was relieved of its obligation to pay the remaining lease payments through the expiration date of the original lease. The Company vacated the leased space in April 2018 and the letter of credit was released during the third quarter of 2018.

Pursuant to the Shire Agreement (see Note 4), in December 2016, the Company assumed an operating lease, due to expire in May 2018, for office and laboratory space in Lexington, Massachusetts. Monthly lease payments of less than $0.1 million due under the lease included base rent and ancillary charges. In January 2017, in connection with this lease agreement, the Company issued two letters of credit collateralized by cash deposits totaling $0.3 million, which are classified as restricted cash on the consolidated balance sheets. In November 2017, the lease was amended pursuant to which (i) the lease was extended by 12 months, commencing in June 2018 and expiring in May 2019, and (ii) the landlord was granted the option, at its sole discretion, to terminate the lease upon 90 days’ notice, provided that the expiration date will be no earlier than November 30, 2018. On June 22, 2018 the Company entered into a Termination and Surrender Agreement with the landlord relating to this lease subject to certain conditions. In July 2018, following receipt of a $0.3 million termination payment, the landlord released the Company from any further obligations under the lease. The Company vacated the leased space in June 2018 and the letters of credit were released during the third quarter of 2018.

In June 2017, the Company entered into an operating lease for office and laboratory space at a second location in Lexington, Massachusetts. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. The lease expires in April 2028. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

Research, Supply and License Agreements

Pursuant to the Shire Agreement (see Note 4), in December 2016, the Company was assigned and assumed several contracts related to the MRT Program. The material agreements that were assigned to and assumed by the Company in connection with the acquisition are described below.

Roche Master Supply Agreement

The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. On September 28, 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of September 30, 2018, the Company’s purchase commitments under the agreement totaled $24.0 million, with $9.6 million committed as payments in 2019, $0.5 million committed as payments in 2020 and $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled $0.8 million and $0.4 million during the three months ended September 30, 2018 and 2017, respectively, and $2.5 million and $0.7 million during the nine months ended September 30, 2018 and 2017, respectively.

MIT Research Agreement

The Company is a party to a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT in an amount up to $3.1 million for specified direct and indirect costs incurred through October 2019 in specified research activities conducted for the Company. As of September 30, 2018 and December 31, 2017, the Company had paid MIT $2.2 million and $1.0 million, respectively, of the total committed amount. As of September 30, 2018, the Company’s research commitments under the agreement totaled $1.0 million with $0.3 million committed through 2018 and $0.7 million committed in 2019. Research and development expenses related to this agreement totaled $0.3 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.9 million during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, amounts payable by the Company under the agreement totaled $0.

As amended, the agreement expires in October 2019 and may be extended thereafter by mutual agreement of the parties.

MIT Exclusive Patent License Agreement

The Company is a party to an exclusive patent license agreement with MIT pursuant to which the Company received an exclusive license under the licensed patent rights to develop, manufacture and commercialize any product containing both (i) any RNA sequences, including mRNA, that encode a protein or peptide suitable for human therapeutic use which may include operably linked non-coding sequences that facilitate translation of the coding portion of such RNA sequence, but such non-coding sequences do not include nucleic acids that function through an RNA interface mechanism or transcriptional activation mechanism (the “coding RNA component”), and (ii) products covered by the licensed patent rights (the “lipid products”). A product containing both a coding RNA component and a lipid product is referred to as a “licensed product.” Under the licensed patent rights, the Company is permitted to develop, manufacture and commercialize the licensed products for the delivery of coding RNA components to treat disease in humans.

The Company has the right to grant sublicenses under this license. The patent rights licensed to the Company by MIT include claims that cover the Company’s customized lipid-based nanoparticles used for delivery of coding RNA components in its MRT platform and MRT5201.

Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid no annual license maintenance fees to MIT during the three months ended September 30, 2018 and 2017 and paid $0.1 million and $0.1 million during the nine months ended September 30, 2018 and 2017, respectively.

The Company is also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon the Company’s first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on the Company’s, and any of its affiliates and sublicensees, net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company’s obligation to make royalty payments extends with respect to a licensed product in a country until the expiration of the last-to-expire patent or patent application licensed from MIT covering the licensed product in the country. In addition, the Company is obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that the Company ascribes to the MIT-licensed patents, excluding royalties on net sales and research support payments. Pursuant to such provision, the Company will be required to pay MIT a portion of the $45.0 million upfront payment received from Sanofi in July 2018 as well as future option and milestone payments that the Company may receive pursuant to the Sanofi Agreement. The amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT (see Note 3).

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

Research and development expenses related to this agreement totaled less than $0.1 million during each of the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.1 million during the nine months ended September 30, 2018 and 2017. As of September 30, 2018 and December 31, 2017, no liabilities related to this agreement were recorded by the Company.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 and December 31, 2017.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

15. Related Party Transactions

Consulting Agreement with Daniel S. Lynch

In 2012, the Company entered into a consulting agreement with Daniel S. Lynch, the chairman of the Company’s board of directors, for the provision of consulting, advisory and related services. Pursuant to the consulting agreement, as amended through March 2015, Mr. Lynch is entitled to base compensation of $100,000 per year and is eligible to receive an annual performance bonus of up to 25% of his base compensation. In June 2018, the Company’s board of directors approved a director compensation program that became effective on the effective date of the registration statement related to the Company’s IPO. The Company has not made any payments to Mr. Lynch under the consulting agreement since the approval of the director compensation program. During the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company recorded general and administrative expenses of $0, $26,600, $0.1 million and $0.1 million, respectively, related to this agreement. During the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, the Company paid Mr. Lynch $0, $25,000, $0.1 million and $0.1 million, respectively, in connection with his services provided under the agreement. As of September 30, 2018 and December 31, 2017, amounts due under this agreement totaled $0 and $20,000, respectively, which were included in accrued expenses on the consolidated balance sheets.

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

Transition Services Agreement with Shire

In connection with entering into the Shire Agreement (see Note 4), the Company and Shire entered into a transition services agreement (the “Transition Agreement”) pursuant to which Shire provided certain transition services, such as information technology, finance, legal, facilities-related and regulatory, for nine months following the acquisition of the MRT Program. During the three and nine months ended September 30, 2017, the Company recorded general and administrative expenses of $0.1 million and $0.1 million, respectively, and paid Shire $6,000 and $20,525, respectively, for the services provided under the Transition Agreement, which expired in September 2017.

16. Costs Associated with Restructuring

In June 2017, the Company implemented a reorganization of its operations, which reduced its workforce by 17 positions in connection with a strategic realignment of resources aimed at better supporting the advancement of its MRT platform. The benefits provided to the employees as part of this reorganization were determined to be involuntary termination benefits provided under the terms of a one-time benefit arrangement pursuant to which employees were not required to provide future services to the Company. During the three and nine months ended September 30, 2017, the Company recorded employee severance charges of $0 and $0.5 million, respectively, related to this restructuring, which were included in research and development expenses in the consolidated statements of operations.

Changes in accrued restructuring costs were as follows (in thousands):

Balance at December 31, 2016	$—
Charges	473
Payments	(416)
Balance at September 30, 2017	57
Payments	(57)
Balance at December 31, 2017	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2017 included in our final prospectus for our initial public offering of our common stock filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) on June 29, 2018, which we refer to as the Prospectus.

Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, particularly including those risks identified in Part II-Item 1A “Risk Factors” and our other filings with the SEC.

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

Overview

We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. We believe that the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. Our mRNA is delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe that our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect. We are initially focused on restoring the expression of intracellular and transmembrane proteins, areas that have eluded conventional protein therapeutics, in patients with genetic diseases where there is high unmet medical need. We are developing our lead MRT product candidate for the lung, MRT5005, for the treatment of cystic fibrosis, or CF, for which we initiated a Phase 1/2 clinical trial in May 2018. We are developing our lead MRT product candidate for the liver, MRT5201, for the treatment of ornithine transcarbamylase, or OTC, deficiency, for which we plan to initiate a Phase 1/2 clinical trial in the first half of 2019. Additionally, we intend to leverage the broad applicability of our platform by identifying lead preclinical candidates for additional lung and liver disease targets, and further through a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using mRNA technology for up to five infectious disease pathogens. We believe that our MRT platform is distinct from other mRNA-based technologies and has the potential to provide clinical benefits by transforming life-threatening illnesses into manageable chronic conditions.

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

On June 27, 2018, our registration statement on Form S-1 relating to our initial public offering of our common stock, or the IPO, was declared effective by the SEC. In the IPO, which closed on July 2, 2018, we issued and sold 9,350,000 shares of common stock at a public offering price of $13.00 per share. On July 24, 2018, we issued and sold an additional 364,371 shares of common stock at a price of $13.00 per share pursuant to the exercise of the underwriters’ over-allotment option. The aggregate net proceeds we received from the IPO, inclusive of the proceeds from the over-allotment exercise, were $113.2 million after deducting underwriting discounts and commissions of $8.8 million and offering expenses of $4.3 million. Upon closing of the IPO, all 142,288,292 shares of our redeemable convertible preferred stock then outstanding converted into an aggregate of 25,612,109 shares of common stock.

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

We are eligible to receive up to $805.0 million in payments, which includes an upfront payment of $45.0 million, which we received in July 2018, certain development, regulatory and sales-related milestones across several vaccine targets, and option exercise fees if Sanofi exercises its option related to development of vaccines for additional pathogens. We are also eligible to receive tiered royalty payments associated with worldwide sales of the developed vaccines, if any.

We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our preferred stock, the proceeds from our IPO and an upfront payment received under the Sanofi Agreement. Through September 30, 2018, we had received net cash proceeds of $113.2 million from our IPO, net cash proceeds of $189.2 million from sales of our preferred stock and bridge units and $45.0 million in an upfront payment from Sanofi.

Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $42.6 million and $18.5 million for the three months ended September 30, 2018 and 2017, respectively, and $91.4 million and $50.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $240.2 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. We expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $161.1 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue from Product Sales

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.

Sanofi Collaboration and License Agreement

In June 2018, we entered into the Sanofi Agreement, a collaboration and license agreement with Sanofi to develop mRNA vaccines and mRNA vaccine platform development for up to three infectious disease pathogens, or the Licensed Fields, plus options to add up to two additional infectious disease pathogens. The Sanofi Agreement became effective in July 2018, following notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Act of 1976.

Under the terms of the Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any of the three Licensed Fields.

Under revenue recognition guidance, we account for: (i) the license we conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how to be conveyed to Sanofi with respect to the Licensed Fields, (iii) our obligations to perform research and development on the Licensed Fields, (iv) our obligation to transfer licensed materials to Sanofi, (v) our obligation to manufacture and supply certain non-clinical and clinical mRNA vaccines and materials containing mRNA until we transfer such manufacturing capabilities to Sanofi and (vi) the technology process and transfer as a single performance obligation. We recognize revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.

During each of the three and nine months ended September 30, 2018, we recognized revenue of $0.2 million related to the Sanofi Agreement. There was no revenue recognized under the Sanofi Agreement during the three and nine months ended September 30, 2017.

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

The table below summarizes our research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
CF program (including MRT5005)	$3,884	$3,358	$12,498	$10,774
OTC deficiency program (including MRT5201)	2,636	3,268	7,961	5,645
MRT discovery program	1,432	123	3,439	2,180
Vaccine discovery program	102	—	102	—
Oligonucleotide discovery program	21	186	100	2,246
Unallocated research and development expenses	4,858	4,162	16,754	13,379
Total research and development expenses	$12,933	$11,097	$40,854	$34,224

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF; initiate in the first half of 2019 and conduct a Phase 1/2 clinical trial of MRT5201 for the treatment of patients with OTC deficiency; conduct research and development activities to advance mRNA vaccines and develop an mRNA vaccine platform under the Sanofi Agreement; prepare regulatory filings for our product candidates; continue to discover and develop additional product candidates; and potentially advance product candidates from our MRT platform into later stages of clinical development. We expect to continue to devote a substantial portion of our resources to our MRT platform for the foreseeable future.

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

Change in Fair Value of Contingent Consideration

In connection with our acquisition of the MRT Program, we recognized contingent consideration liabilities for future potential milestone and earnout payment obligations and prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The contingent consideration was initially recorded at fair value on the acquisition date and is subsequently remeasured to fair value at each reporting date. Any changes in the fair value of the contingent consideration liabilities are recognized as operating income or expenses.

Other Income (Expense), Net

Interest Income

Interest income consists of income recognized in connection with our investments in money market funds and U.S. government agency bonds.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely).

We recognized an income tax benefit of $2.5 million and $2.3 million during the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $4.0 million during the nine months ended September 30, 2018 and 2017, respectively. The $2.5 million and $5.1 million income tax benefit recognized during the three and nine months ended September 30, 2018, respectively, resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated in 2018 that have an unlimited carryforward period. Under the Tax Act, net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. As a result, the deferred tax liabilities associated with our indefinite-lived intangible assets may be used as a source of income to support the realization of the federal tax benefit of our indefinite-lived net operating losses generated in 2018. The $2.3 million and $4.0 million income tax benefit recognized during the three and nine months ended September 30, 2017, respectively, was due to a reduction of the same amount in the deferred tax liabilities recorded as part of our acquisition of the MRT Program. The reduction in the deferred tax liabilities during the three and nine months ended September 30, 2018 and 2017 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$238	$—	$238
Operating expenses:
Research and development	12,933	11,097	1,836
General and administrative	5,957	3,607	2,350
Change in fair value of contingent consideration	26,829	6,132	20,697
Total operating expenses	45,719	20,836	24,883
Loss from operations	(45,481)	(20,836)	(24,645)
Other income (expense):
Interest income	318	72	246
Other income (expense), net	(7)	—	(7)
Total other income (expense), net	311	72	239
Loss before benefit from income taxes	(45,170)	(20,764)	(24,406)
Benefit from income taxes	2,524	2,299	225
Net loss	$(42,646)	$(18,465)	$(24,181)

Collaboration Revenue

Collaboration revenue was $0.2 million for the three months ended September 30, 2018, which was derived from the Sanofi Agreement. There was no collaboration revenue recognized in the three months ended September 30, 2017.

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
CF program (including MRT5005)	$3,884	$3,358	$526
OTC deficiency program (including MRT5201)	2,636	3,268	(632)
MRT discovery program	1,432	123	1,309
Vaccine discovery program	102	—	102
Oligonucleotide discovery program	21	186	(165)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,443	2,274	1,169
Other	1,415	1,888	(473)
Total research and development expenses	$12,933	$11,097	$1,836

Research and development expenses were $12.9 million for the three months ended September 30, 2018, compared to $11.1 million for the three months ended September 30, 2017. The increase of $1.8 million was primarily due to increases in personnel-related costs and external research and development services costs resulting from the continued development of our MRT discovery program and advancement of our CF program into the clinic.

Direct expenses of our CF program increased by $0.5 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in direct expenses for the three months ended September 30, 2018 related primarily to increased raw material and manufacturing costs incurred to support our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, which we initiated in May 2018.

Direct expenses of our OTC deficiency program decreased by $0.6 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease in direct expenses for the three months ended September 30, 2018 was primarily a result of increased costs incurred in the three months ended September 30, 2017 related to preclinical development of the OTC deficiency program. Expenses for our OTC program are expected to increase over the next several years.

Direct expenses of our MRT discovery program increased by $1.3 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in direct expenses for the three months ended September 30, 2018 was primarily a result of increased costs related to our ongoing exploratory research in the program.

Direct expenses of our vaccine discovery program increased by $0.1 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 as a result of the Sanofi Agreement which was executed in July 2018. The expenses in the three months ended September 30, 2018 were related to our exploratory research in the program.

Direct expenses of our oligonucleotide discovery program decreased by $0.2 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to a shift in our focus and re-prioritization of the program in June 2017 as we continued development of our MRT platform at that time.

Unallocated research and development expenses increased by $0.7 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase of $1.2 million in personnel-related costs was primarily related to an increase in headcount in the three months ended September 30, 2018 compared to the same period in 2017. Additionally, there was an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2017 and the nine months ended September 30, 2018. The decrease of $0.5 million in other unallocated research and development expenses was the result of reductions in facilities costs due to the termination of the leases for office and laboratory spaces in Cambridge, Massachusetts in April 2018 and in Lexington, Massachusetts in June 2018.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended September 30, 2018, compared to $3.6 million for the three months ended September 30, 2017. The increase of $2.4 million was primarily due to increases of $1.4 million in personnel-related costs, $0.3 million in professional fees and $0.3 million in insurance costs.

The $1.4 million increase in personnel-related costs was primarily due to an increase in headcount in the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as well as an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2017 and the nine months ended September 30, 2018.

The $0.3 million increase in professional fees was due to an increase in corporate development costs related to certain strategic planning efforts.

The $0.3 million increase in insurance costs was a result of additional insurance coverage associated with operating as a public company.

Change in Fair Value of Contingent Consideration

In the three months ended September 30, 2018 and 2017, we recognized operating expenses of $26.8 million and $6.1 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The $20.7 million increase in the expense was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. The increase in the fair value of contingent consideration during the three months ended September 30, 2018 was primarily due the continued advancement of MRT5201 for which we plan to initiate a Phase 1/2 clinical trial in the first half of 2019, the time value of money due to the passage of time, as well as a decrease in the discount rate.

Benefit from Income Taxes

During the three months ended September 30, 2018 and 2017, we recognized an income tax benefit of $2.5 million and $2.3 million, respectively. The $2.5 million income tax benefit recognized during the three months ended September 30, 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated in 2018 that have an unlimited carryforward period. Under the Tax Act, net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. As a result, the deferred tax liabilities associated with our indefinite-lived intangible assets may be used as a source of income to support the realization of the federal tax benefit of our indefinite-lived net operating losses generated in 2018. The $2.3 million income tax benefit recognized during the three months ended September 30, 2017 was due to a reduction of the same amount in the deferred tax liabilities recorded as part of our acquisition of the MRT Program. The reduction in the deferred tax liabilities during the three months ended September 30, 2018 and 2017 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Collaboration revenue	$238	$—	$238
Operating expenses:
Research and development	40,854	34,224	6,630
General and administrative	16,726	9,706	7,020
Change in fair value of contingent consideration	39,589	10,731	28,858
Total operating expenses	97,169	54,661	42,508
Loss from operations	$(96,931)	(54,661)	(42,270)
Other income (expense):
Interest income	499	230	269
Other income (expense), net	(52)	59	(111)
Total other income (expense), net	447	289	158
Loss before benefit from income taxes	(96,484)	(54,372)	(42,112)
Benefit from income taxes	5,126	4,020	1,106
Net loss	$(91,358)	$(50,352)	$(41,006)

Collaboration Revenue

Collaboration revenue was $0.2 million for the nine months ended September 30, 2018, which was derived from the Sanofi Agreement. There was no collaboration revenue recognized in the nine months ended September 30, 2017.

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
CF program (including MRT5005)	$12,498	$10,774	$1,724
OTC deficiency program (including MRT5201)	7,961	5,645	2,316
MRT discovery program	3,439	2,180	1,259
Vaccine discovery program	102	—	102
Oligonucleotide discovery program	100	2,246	(2,146)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	11,356	8,412	2,944
Other	5,398	4,967	431
Total research and development expenses	$40,854	$34,224	$6,630

Research and development expenses were $40.9 million for the nine months ended September 30, 2018, compared to $34.2 million for the nine months ended September 30, 2017. The increase of $6.6 million was primarily due to increases in external research and development services costs resulting from the continued development of our CF and OTC deficiency programs, an increase in spending on our MRT discovery program as well as an increase in personnel-related costs, partially offset by a decrease in our oligonucleotide discovery program.

Direct expenses of our CF program increased by $1.7 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in direct expenses for the nine months ended September 30, 2018 related primarily to increased clinical trial costs related to our Phase 1/2 clinical trial of MRT5005 as well as increased manufacturing and raw material costs.

Direct expenses of our OTC deficiency program increased by $2.3 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in direct expenses for the nine months ended September 30, 2018 was primarily a result of increased manufacturing activities in anticipation a planned Phase 1/2 clinical trial of MRT5201 for the treatment of patients with OTC deficiency in the first half of 2019.

Direct expenses of our MRT discovery program increased by $1.3 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in direct expenses for the nine months ended September 30, 2018 was primarily a result of increased costs related to our ongoing exploratory research in the program.

Direct expenses of our vaccine discovery program increased by $0.1 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the Sanofi Agreement which was executed in July 2018. The expenses in the nine months ended September 30, 2018 were related to our exploratory research in the program.

Direct expenses of our oligonucleotide discovery program decreased by $2.1 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to a shift in our focus and re-prioritization of the program in June 2017 as we continued development of our MRT platform at that time.

Unallocated research and development expenses increased by $3.4 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase of $2.9 million in personnel-related costs was primarily due to an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2017 and the nine months ended September 30, 2018 and an additional $0.3 million of expense recorded for a stock option modification that occurred in the nine months ended September 30, 2018. Additionally, there was an increase in headcount during the three months ended September 30, 2018 compared to the same period in 2017. The increase of $0.5 million in other unallocated research and development expenses was primarily due to a $0.3 million termination fee that we incurred to terminate a lease we acquired in connection with our acquisition of the MRT Program in December 2016.

General and Administrative Expenses

General and administrative expenses were $16.7 million for the nine months ended September 30, 2018, compared to $9.7 million for the nine months ended September 30, 2017. The increase of $7.0 million was primarily due to increases of $3.7 million in personnel-related costs, $1.3 million in professional fees, $0.8 million in depreciation expense and $0.3 million in insurance costs.

The $3.7 million increase in personnel-related costs was primarily due to an increase of $2.3 million in stock-based compensation expense resulting from options granted during the year ended December 31, 2017 and the nine months ended September 30, 2018, as well as an increase in headcount in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The $1.3 million increase in professional fees was due to an increase in legal fees primarily associated with filing patent applications and prosecuting our intellectual property portfolio.

The $0.8 million increase in depreciation expense was primarily due to the acceleration of unamortized leasehold improvements related to the real estate lease we acquired in connection with our acquisition of the MRT Program in December 2016 which we surrendered in June 2018.

The $0.3 million increase in insurance costs was a result of additional insurance coverage associated with operating as a public company.

Change in Fair Value of Contingent Consideration

In the nine months ended September 30, 2018 and 2017, we recognized operating expenses of $39.6 million and $10.7 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The $28.9 million increase in the expense was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could be due. The increase in the fair value of contingent consideration during the nine months ended September 30, 2018 was primarily due to the continued progress of MRT5005, including the initiation in May 2018 of the Company’s Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, the continued advancement of MRT5201 for which we plan to initiate a Phase 1/2 clinical trial in the first half of 2019, the time value of money due to the passage of time, as well as a decrease in the discount rate.

Benefit from Income Taxes

During the nine months ended September 30, 2018 and 2017, we recognized an income tax benefit of $5.1 million and $4.0 million, respectively. The $5.1 million income tax benefit recognized during the nine months ended September 30, 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated in 2018 that have an unlimited carryforward period. Under the Tax Act, net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. As a result, the deferred tax liabilities associated with our indefinite-lived intangible assets may be used as a source of income to support the realization of the federal tax benefit of our indefinite-lived net operating losses generated in 2018. The $4.0 million income tax benefit recognized during the nine months ended September 30, 2017 was due to a reduction of the same amount in the deferred tax liabilities recorded as part of our acquisition of the MRT Program. The reduction in the deferred tax liabilities during the nine months ended September 30, 2018 and 2017 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

Liquidity and Capital Resources

Since our inception, we have generated limited revenue to date from the Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not generated any revenue from product sales. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. We have funded our operations primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our preferred stock, the proceeds from our IPO and an upfront payment received under the Sanofi Agreement. Through September 30, 2018, we had received net cash proceeds of $189.2 million from sales of our preferred stock and bridge units and $45.0 million in an upfront payment from Sanofi.

On June 27, 2018, our registration statement on Form S-1 relating to our IPO was declared effective by the SEC. In the IPO, which closed on July 2, 2018, we issued and sold 9,350,000 shares of common stock at a public offering price of $13.00 per share. On July 24, 2018, we issued and sold an additional 364,371 shares of common stock at a price of $13.00 per share pursuant to the exercise of the underwriters’ over-allotment option in the IPO. The aggregate net proceeds we received from the IPO, inclusive of the proceeds from the over-allotment exercise, were $113.2 million after deducting underwriting discounts and commissions of $8.8 million and offering expenses of $4.3 million. Upon closing of the IPO, all 142,288,292 shares of our redeemable convertible preferred stock then outstanding converted into an aggregate of 25,612,109 shares of common stock.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(5,889)	$(37,518)
Net cash used in investing activities	(117,882)	(12,475)
Net cash provided by financing activities	113,636	—
Net decrease in cash, cash equivalents and restricted cash	$(10,135)	$(49,993)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $5.9 million of cash, resulting from our net loss of $91.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $43.4 million and by net non-cash charges of $42.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted of a $44.8 million increase in deferred revenue resulting from the $45.0 million received under Sanofi Agreement, which was effective in July 2018, partially offset by a $1.6 million increase in prepaid expenses and a $1.6 million decrease in accounts payable. Net non-cash charges for the nine months ended September consisted of a $39.6 increase in the change in fair value of contingent consideration which was primarily due to the continued progress of MRT5005, including the initiation in May 2018 of the Company’s Phase 1/2 clinical trial for the treatment of patients with CF as well as a decrease in the discount rate.

During the nine months ended September 30, 2017, operating activities used $37.5 million of cash, resulting from our net loss of $50.4 million, partially offset by net non-cash charges of $9.1 million and net cash provided by changes in our operating assets and liabilities of $3.8 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $2.2 million increase in accrued expenses, a $1.9 million increase in accounts payable and a $0.6 million increase in deferred rent, all partially offset by a $0.9 million increase in prepaid expenses and other assets.

Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $117.9 million, consisting of $128.3 million of purchases of short-term investments as well as $5.6 million of purchases of property and equipment, which primarily consisted of leasehold improvements and other property and equipment related to the lease of our new headquarters in Lexington, Massachusetts, partially offset by $16.0 million of sales and maturities of short-term investments.

During the nine months ended September 30, 2017, net cash used in investing activities was $12.5 million, consisting of $65.8 million of purchases of short-term investments and $0.6 million of purchases of property and equipment, both partially offset by $53.9 million of sales and maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $113.6 million, consisting of net proceeds from our IPO, inclusive of the proceeds from the over-allotment exercise, of $113.4 million after deducting underwriting discounts and commissions and offering expenses.

During the nine months ended September 30, 2017, we had no cash flows from financing activities.

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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The disclosure of contractual obligations and commitments is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and results of Operations—Contractual Obligations and Commitments” in our Prospectus. See Note 14 to our unaudited condensed financial statements included in Item 1, “Unaudited Financial Statements,” of this Quarterly Report on Form 10-Q for a discussion of obligations and commitments. During the three months ended September 30, 2018, there were no material changes to our contractual obligations and commitments as of March 31, 2018 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus, with the exception of our master supply agreement with Roche Diagnostics Corporation, which was amended in September 2018. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of September 30, 2018, the Company’s purchase commitments under the amended agreement totaled $24.0 million, with $9.6 million committed as payments in 2019, $0.5 million committed as payments in 2020 and $3.5 million committed as payments each year from 2021 to 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses, revenues and the disclosure of contingent assets and liabilities in our financial statements. Please refer to Note 1 to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgements and Estimates” in our Prospectus and the notes to the unaudited condensed financial statements included in Item 1, “Financial Statements (Unaudited),” of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of September 30, 2018 and December 31, 2017, we had cash equivalents consisting of money market funds and short-term investments consisting of U.S. government agency bonds that have contractual maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2018 and December 31, 2017, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. In making this evaluation, our management considered the material weakness in our internal control over financial reporting described below. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness, which has caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: we did not design and maintain effective controls and procedures over our accounting for and reporting of the income tax impacts of business combinations in fiscal 2016, and such deficiency has remained unremediated as of September 30, 2018.

Notwithstanding the assessment that our internal controls and procedures were not effective, we believe that our financial statements contained in this Quarterly Report on Form 10-Q fairly present our financial position, results of operations and cash flows for the years and months covered thereby in all material respects.

Remediation Plans

In response to the material weakness describe above, we designed and implemented new internal controls and procedures over the accounting for and reporting of the tax impact of complex business transactions. The material weakness will not be considered remediated until the newly implemented controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

The change described in “Remediation Plans” above was considered a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses. Our net losses were $91.4 million and $66.4 million for the nine months ended September 30, 2018 and year ended December 31, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $240.2 million. We have funded our operations to date primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our preferred stock, the proceeds from our IPO and an upfront payment received under the Sanofi Agreement. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

•	achieving formulary status in hospitals and adequate coverage and reimbursement by government and third party payors for our product candidates;
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

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2020. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Section 382 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our MRT platform, or any similar or competitive mRNA platforms, will result in the development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our MRT platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If the initiation or completion of clinical trials of our product candidates, particularly MRT5005 and MRT5201, is prolonged or delayed, we or any future collaborators may be unable to obtain required regulatory approvals, and therefore will be unable to commercialize our product candidates on a timely basis or at all, which will adversely affect our business.

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

If we elect or are forced to suspend or terminate any clinical trial of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business, financial condition, results of operations and prospects.

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

If approved for the treatment of CF, MRT5005 would compete with Kalydeco (ivacaftor), Orkambi and Symdeko, each of which is marketed by Vertex Pharmaceuticals Incorporated, or Vertex. Kalydeco (ivacaftor) is a cystic fibrosis transmembrane conductance regulator, or CFTR, potentiator that is approved for the treatment of patients with CF who have the G551D mutation or other specified mutations in their CFTR gene. Orkambi is a combination of lumacaftor, a CFTR corrector, and Kalydeco and is approved for the treatment of patients with CF who are homozygous for the F508del mutation in their CFTR gene. Symdeko is approved for patients with CF who are homozygous for the F508del mutation or have at least one mutation in their CFTR gene that is responsive to tezacaftor/ivacaftor based on in vitro data and or/clinical data. Vertex also has several CFTR corrector compounds in clinical development, including VX-440, VX-152, VX-371, VX-659 and VX-445, each of which is in Phase 2 or Phase 3 clinical trials in combination with other drugs and product candidates. Vertex announced that it initiated Phase 3 clinical trials of VX-659, with data expected in 2018, and VX-445, with data expected in the first quarter of 2019, as part of a combination therapy.

We are aware of several companies with product candidates for the treatment of CF in Phase 2 clinical development in addition to Vertex, including Copernicus Therapeutics Inc., Flatley Discovery Lab, LLC, AbbVie Inc. (pursuant to an agreement restructuring with Galapagos NV), Grifols S.A., NovaBiotics Ltd, Novartis AG, Novotersis LLC, Parion Sciences, Inc., Proteostasis Therapeutics, Inc., Protalix BioTherapeutics, Inc., Sanofi S.A., Spyryx Biosciences, Inc. and Verona Pharma plc. We are aware of several companies with product candidates for the treatment of CF in Phase 1 clinical development, including AbbVie Inc., Alpine Immune Sciences Inc., AstraZeneca plc, Eloxx Pharmaceuticals Ltd, Flatley Discovery Lab, LLC, Paranta Biosciences Ltd., ProQR Therapeutics N.V. and Proteostasis Therapeutics, Inc. Corbus Pharmaceuticals Holdings, Inc. completed a Phase 2 clinical trial of lenabasum for the treatment of CF and initiated a Phase 2b clinical trial in the first quarter of 2018.

Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: Editas Medicine Inc., CRISPR Therapeutics AG, Ethris GmbH, Moderna Therapeutics Inc. and Arcturus Therapeutics Ltd.

There are currently no approved therapies that address the underlying cause of OTC deficiency. There are several ammonia scavengers that treat OTC deficiency, including Buphenyl and Ravicti, each marketed by Horizon Pharma plc, and Ammonul, marketed by Swedish Ophan Biovitrum AB and Bausch Health Companies. We are aware of several product candidates in clinical development for the treatment of OTC deficiency that may compete with MRT5201. DTX301 is an adeno-associated virus, or AAV, OTC gene stimulator in Phase 1/2 clinical development by Ultragenyx Pharmaceutical Inc. HepaStem/Heparesc is a liver progenitor cell-based therapy in Phase 2 clinical development by Promethera Biosciences S.A. Lunar-OTC is an OTC gene stimulator in preclinical development by Arcturus Therapeutics Ltd. in collaboration with CureVac. SEL-313 is an AAV-based gene therapy in preclinical development by Selecta Biosciences, Inc. in collaboration with Genethon S.A.

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

Under the Shire Agreement, prior to the first dosing of a patient with a CFTR MRT Product in a Phase 3 clinical trial, Shire has a 90-day right of first negotiation before we may grant rights or sell assets relating to our CFTR MRT Products to a third party. Shire may exercise the right of first negotiation for a period of 30 days following Shire’s receipt of written notice from us notifying Shire of the offer from a third party to acquire, license or commercialize grant rights or sell assets relating to our CF program.

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

In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotional practices, as well as sales and customer incentive programs and other business arrangements. Other forms of misconduct could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, EMA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct and expect to implement other internal controls applicable to all of our employees, consultants and contractors, but it is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, we may be subject to civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government health care programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could have a significant impact on our business, financial condition, results of operations and prospects.

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

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

While we are presently unaware of any claims or material assertions by third parties with respect to our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. For example, a third party may claim an ownership interest in one or more of our, or our licensors’, patents or other proprietary or intellectual property rights. A third party could bring legal actions against us and seek monetary damages or enjoin clinical testing, manufacturing or marketing of the affected product candidate or product. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any such action is successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product candidate or product, in which case we could be required to pay substantial royalties or grant cross-licenses to patents. We cannot, however, assure you that any such license would be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases, which may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval.

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

In March 2010, President Obama signed into law the ACA. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates, are the following:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in 2013 and that, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and any new health care reform measures may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

The costs of prescription pharmaceuticals in the United States have also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenue and become profitable could be impaired.

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

Risks Related to Ownership of Our Common Stock

Our executive officers, directors and principal stockholders maintain the ability to control all matters submitted to stockholders for approval.

We believe our executive officers, directors and stockholders which own more than 5% of our outstanding common stock, in the aggregate, beneficially own more than a majority of our capital stock. One of our directors is affiliated with a stockholder who beneficially owns more than 5% of our outstanding common stock. If these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and business affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that other stockholders disagree with.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2018, we had 45,142,090 shares of our common stock outstanding. Of these shares, 35,427,667 shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold after the expiration of the lock-up period. This lock-up period, which was in effect for 180 days after the date of the prospectus for our initial public offering, ends on December 24, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued, and options granted, by us during the three months ended September 30, 2018 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act, or rule of the SEC under which exemption from registration was claimed. None of the below transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

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

Aggregate net proceeds from the offering, inclusive of the proceeds from the over-allotment exercise, were $113.2 million, after deducting underwriting discounts and commissions of $8.8 million and estimated offering expenses of $4.3 million payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours.

As of September 30, 2018, we have used approximately $3.9 million of the net proceeds to fund the development of MRT5005 and MRT5201, to fund the discovery and additional preclinical research and development of additional product candidates and platform enhancement, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Prospectus.

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

Company Name

Date: November 8, 2018	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Date: November 8, 2018	By:	/s/ John R. Schroer
John R. Schroer
Chief Financial Officer and Treasurer