Form 10-Q
period 2019-03-31
Translate Bio, Inc.
filed 2019-05-09
CIK 1693415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TBIO	Nasdaq Global Select Market

As of May 7, 2019, the registrant had 50,902,649 shares of common stock, $0.001 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operation for the Three Months Ended March 31, 2019 and 2018	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2019 and 2018	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item 6.	Exhibits	76
Signatures		77

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$62,431	$55,199
Short-term investments	60,154	88,904
Prepaid expenses and other current assets	5,247	4,474
Restricted cash	1,025	1,025
Total current assets	128,857	149,602
Property and equipment, net	10,771	10,245
Right-of-use assets, net	10,769	—
Goodwill	21,359	21,359
Intangible assets, net	105,980	106,445
Total assets	$277,736	$287,651
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,192	$5,168
Accrued expenses	6,452	6,547
Current portion of deferred revenue	5,708	2,572
Current portion of operating lease liability	411	—
Total current liabilities	16,763	14,287
Long-term portion of contingent consideration	115,344	103,642
Deferred revenue, net of current portion	38,017	41,841
Deferred tax liabilities	—	481
Deferred rent	—	2,105
Operating lease liability, net of current portion	12,504	—
Total liabilities	182,628	162,356
Commitments and contingencies (Notes 3, 4 and 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 45,294,439 shares and 45,139,955 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	45	45
Additional paid-in capital	374,113	371,257
Accumulated deficit	(279,401)	(246,203)
Accumulated other comprehensive income	351	196
Total stockholders’ equity (deficit)	95,108	125,295
Total liabilities and stockholders’ equity (deficit)	$277,736	$287,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$1,474	$—
Operating expenses:
Research and development	17,423	12,702
General and administrative	6,554	4,779
Change in fair value of contingent consideration	11,702	4,908
Total operating expenses	35,679	22,389
Loss from operations	(34,205)	(22,389)
Other income (expense):
Interest income	521	89
Other expense	—	(12)
Total other income (expense), net	521	77
Loss before benefit from income taxes	(33,684)	(22,312)
Benefit from income taxes	486	1,103
Net loss	(33,198)	(21,209)
Accretion of redeemable convertible preferred stock to redemption value	—	(185)
Net loss attributable to common stockholders	$(33,198)	$(21,394)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(2.35)
Weighted average common shares outstanding—basic and diluted	45,004,521	9,091,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(33,198)	$(21,209)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax of $0	155	(79)
Comprehensive loss	$(33,043)	$(21,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances at December 31, 2018	—	$—	45,139,955	$45	$371,257	$(246,203)	$196	$125,295
Exercise of stock options	—	—	154,484	—	897	—	—	897
Stock-based compensation expense	—	—	—	—	1,959	—	—	1,959
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	155	155
Net loss	—	—	—	—	—	(33,198)	—	(33,198)
Balances at March 31, 2019	—	$—	45,294,439	$45	$374,113	$(279,401)	$351	$95,108

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances at December 31, 2017	142,288,292	$192,896	9,582,791	$10	$55,204	$(148,808)	$79	$(93,515)
Accretion of redeemable convertible preferred stock to redemption value	—	185	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	—	—	1,383	—	—	1,383
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	(21,209)	—	(21,209)
Balances at March 31, 2018	142,288,292	$193,081	9,582,791	$10	$56,402	$(170,017)	$—	$(113,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(33,198)	$(21,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,025	536
Stock-based compensation expense	1,959	1,383
Change in fair value of contingent consideration	11,702	4,908
Deferred income tax benefit	(486)	(1,103)
Accretion of discount on short-term investments	—	42
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other assets	(285)	(1,979)
Right-of-use assets	115	—
Accounts payable	(1,048)	1,531
Accrued expenses	(71)	(1,404)
Deferred rent	—	362
Lease liability	(74)	—
Deferred revenue	(1,170)	—
Net cash used in operating activities	(21,531)	(16,933)
Cash flows from investing activities:
Purchases of investments	—	(6,000)
Sales and maturities of investments	28,905	9,918
Purchases of property and equipment	(1,039)	(2,906)
Net cash provided by investing activities	27,866	1,012
Cash flows from financing activities:
Payments of initial public offering costs	—	(1,339)
Proceeds from option exercises	897	—
Net cash provided by (used in) financing activities	897	(1,339)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,232	(17,260)
Cash, cash equivalents and restricted cash at beginning of period	56,224	50,024
Cash, cash equivalents and restricted cash at end of period	$63,456	$32,764
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$62,431	$30,798
Restricted cash	1,025	1,966
Total cash, cash equivalents and restricted cash at end of period	$63,456	$32,764
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$95	$716
Deferred offering costs included in accounts payable and accrued expenses	$—	$926
Accretion of redeemable convertible preferred stock to redemption value	$—	$185

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

The Company is developing its lead MRT product candidate for the lung, MRT5005, for the treatment of cystic fibrosis (“CF”). The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and efficacy of MRT5005. In April 2019, the Company completed dosing of all patients in the single-ascending dose portion of the Phase 1/2 clinical trial and anticipates reporting interim data from this trial in the third quarter of 2019. In early 2019, the Company began dosing patients in the multiple-ascending dose portion of this trial. The Company is developing its lead MRT product candidate for the liver, MRT5201, for the treatment of ornithine transcarbamylase (“OTC”) deficiency. In December 2018, the Company submitted an investigational new drug application (“IND”) for MRT5201, which the U.S. Food and Drug Administration (the “FDA”) has placed on clinical hold, pending additional preclinical toxicology data. The Company has initiated the preclinical studies required, and plans to complete these studies and submit data from these studies to the FDA in the fourth quarter of 2019. The Company remains in discussions with the FDA regarding the clinical hold and plans for the IND.

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

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2019, the unaudited condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2019 and 2018, the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2019 and 2018 and of the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 previously filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 21, 2019.

The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019, the results of its operations for the three months ended March 31, 2019 and 2018, and its cash flows for the three months ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2018 are also unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Acquisition of Shire’s MRT Program

In December 2016, the Company entered into an asset purchase agreement (as amended in June 2018, the “Shire Agreement”) with Shire Human Genetic Therapies, Inc. (“Shire”) pursuant to which Shire sold equipment to and assigned to the Company all of its rights to certain patent rights, permits, real property leases, contracts, regulatory documentation, books and records, and materials related to Shire’s mRNA therapy platform (the “MRT Program”), including its cystic fibrosis transmembrane conductance regulator (“CFTR”) and OTC deficiency mRNA therapeutic programs.

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

Sales of Common Stock

On July 2, 2018, the Company closed its initial public offering of its common stock (the “IPO”). In the IPO, the Company issued and sold 9,714,371 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $13.00 per share, resulting in aggregate net proceeds of $113.2 million after deducting underwriting discounts and commissions and offering expenses.

On May 3, 2019, the Company issued and sold 5,582,940 shares of its common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million, before deducting placement agent fees of $2.8 million and other estimated offering expenses of $0.4 million.

Sanofi Pasteur Collaboration and Licensing Agreement

In 2018, the Company entered into a collaboration and license agreement with Sanofi Pasteur Inc. (“Sanofi”), the vaccines global business unit of Sanofi S.A., to develop mRNA vaccines for up to five infectious disease pathogens (the “Sanofi Agreement”). Under the Sanofi Agreement, the Company and Sanofi are jointly conducting research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Following the research term, the Company is obligated to manufacture clinical product for Sanofi, which the Company estimates may take up to eight years to complete.

The Company is eligible to receive up to $805.0 million in payments, including an upfront payment of $45.0 million, which the Company received in 2018; certain development, regulatory and sales-related milestones across several vaccine targets; and option exercise fees if Sanofi exercises its option related to development of vaccines for additional pathogens. The Company is also eligible to receive reimbursable development costs and tiered royalty payments associated with worldwide sales of the developed vaccines, if any (see Note 3).

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2019, the Company has funded its operations with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of the Company’s common stock, the proceeds from the IPO and the upfront payment received under the Sanofi Agreement. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $33.2 million and $21.2 million for the three months ended March 31, 2019 and 2018, respectively. In addition, the Company had an accumulated deficit of $279.4 million as of March 31, 2019. The Company expects to continue to generate operating losses for the foreseeable future.

As of May 9, 2019, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and short-term investments of $122.6 million as of March 31, 2019, together with the net proceeds of approximately $44.3 million from the private placement in May 2019, will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2020. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations.

Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. The Company expects that its expenses will increase in connection with its ongoing business activities. As a result, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2019, there were no material changes to the Company’s significant accounting policies, except for the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as described more fully under the heading “Recently Adopted Accounting Pronouncements”.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use asset (“ROU”) and a lease liability. The Company adopted ASU 2016-02 as of the required effective date of January 1, 2019 using the cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance in ASC 840. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

The Company elected the permitted practical expedients within ASC 842, which allowed the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, and carried forward both the historical classification of leases and the treatment of initial direct costs. In addition, the Company elected to exclude leases with an initial term of one year or less in the recognized ROU assets and lease liabilities.

Adoption of the new standard resulted in the recording of ROU assets and related lease liabilities of approximately $10.9 million and $13.0 million, respectively, as of January 1, 2019. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. Refer to Note 12 for the additional disclosures required by ASC 842.

The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate, which are the rates incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment, in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a single lease component.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments, such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The Company adopted ASU 2017-11 as of the required effective date for annual periods beginning after December 15, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions. The Company adopted ASU 2018-07 as of the required effective date on January 1, 2019. Upon, adoption the Company remeasured the fair value of a grant previously awarded to a non-employee which did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued guidance on the Measurement of Credit Losses on Financial Instruments. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact that the adoption of this standard may have on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04”), which provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the potential impact that the adoption of ASU 2017-04 may have on its consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) (“ASU 2018-18”). This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2018-18 may have on its consolidated financial statements.

3. Sanofi Collaboration and License Agreement

In 2018, the Company entered into the Sanofi Agreement, a collaboration and license agreement with Sanofi to develop mRNA vaccines and mRNA vaccine platform development for up to five infectious disease pathogens (the “Licensed Fields”).

Under the Sanofi Agreement, the Company and Sanofi have agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Following the research term, the Company is obligated to manufacture clinical product for Sanofi, which the Company estimates may take up to eight years to complete. The collaboration activities will be subject to a collaboration plan to be updated annually. Under the terms of the Sanofi Agreement, the Company received an upfront payment of $45.0 million and is eligible for certain potential milestone and option payments, each as further described below. In addition, the Company is eligible to receive from Sanofi tiered royalty payments on worldwide net sales of mRNA vaccines.

Under the Sanofi Agreement, the Company and Sanofi created a governance structure, including committees and working groups, to manage the activities under the collaboration. If the Company and Sanofi do not mutually agree on certain decisions, Sanofi would be able to break a deadlock without the Company’s consent. The collaboration includes an estimated budget. Sanofi is responsible for paying reimbursable development costs including the Company’s employee costs, out-of-pocket costs paid to third parties and manufacturing costs, up to a specified amount. Any reimbursable development costs are payable by Sanofi within 60 days of invoicing.

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

The Sanofi Agreement provides that the Company is eligible to receive aggregate potential payments of up to $805.0 million from Sanofi, which includes an upfront payment, potential milestone payments and potential option exercise payments. In 2018, Sanofi paid the Company a $45.0 million upfront payment in respect of the licenses and options granted to Sanofi. Sanofi will also pay the Company $5.0 million with respect to each additional Licensed Field for which it exercises an option. Sanofi has also agreed to pay the Company milestone payments upon the achievement of specified development, regulatory and commercialization milestones. In particular, the Company is entitled to receive development and regulatory milestone payments of up to $63.0 million per Licensed Field and sales milestone payments of up to $85.0 million per Licensed Field. In addition, the Company is entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.

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

Accounting Under ASC 606

In determining the appropriate amount of revenue to be recognized under Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company identified the following promised goods or services contained in the Sanofi Agreement: (i) the license it conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how to be conveyed to Sanofi with respect to the Licensed Fields, (iii) its obligation to perform research and development on the Licensed Fields, (iv) its obligation to transfer licensed materials to Sanofi, (v) its obligation to manufacture and supply certain non-clinical and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi and (vi) the technology and process transfer. The Company assessed whether each of these promised goods or services are distinct performance obligations on their own or if they need to be combined with other promises to create a bundle that is a distinct performance obligation. The Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation. Sanofi’s right to exercise options for up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any option by Sanofi, the contract promises associated with an option target would use a separate proportional performance model for purposes of revenue recognition under ASC 606. There was no significant financing component or non-cash consideration included in the Sanofi Agreement.

Under ASC 606, at the end of each reporting period, the Company re-evaluates the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. During the three months ended March 31, 2019, the Company reduced the overall transaction price by $10.0 million. The transaction price includes the upfront, non-refundable payment of $45.0 million for the transfer of the combined license, supply and development obligations under the Sanofi Agreement, an estimated $32.6 million in reimbursable employee costs, an estimated $54.5 million in reimbursable development costs including out-of-pocket costs paid to third parties and manufacturing costs and an estimated $19.0 million in milestone payments.

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

The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$1,474	$—

The following table presents the balance of the Company’s contract liabilities (in thousands):

	March 31,	December 31,
	2019	2018
Contract liabilities
Deferred revenue	$43,725	$44,413

The Company considers the total consideration expected to be earned in the next 12 months for services to be performed as short-term deferred revenue, and consideration that is expected to be earned subsequent to 12 months from the balance sheet date as long-term deferred revenue. The Company expects to complete its obligations and recognize all net revenues from the collaboration over eight years. Revenue recognized from contract liabilities as of December 31, 2018 during the three months ended March 31, 2019 was $0.7 million.

4. Intangible Assets and Goodwill

Intangible Assets, Net

The acquisition of Shire’s MRT Program was accounted for in accordance with the acquisition method of accounting for business combinations. The total purchase consideration transferred was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values. The tables below present the Company’s definite-lived intangible assets that are subject to amortization and indefinite-lived intangible assets:

		March 31, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite-lived intangible assets:
IPR&D - MRT	8 years	$45,992	$(862)	$45,130
Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	42,291
IPR&D - OTC	Indefinite	18,559	—	18,559
Total intangible assets, net		$106,842	$(862)	$105,980

		December 31, 2018
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite-lived intangible assets:
IPR&D - MRT	8 years	$45,992	$(397)	$45,595
Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	42,291
IPR&D - OTC	Indefinite	18,559	—	18,559
Total intangible assets, net		$106,842	$(397)	$106,445

Identifiable intangible assets acquired in the acquisition of Shire’s MRT Program consisted of in-process research and development (“IPR&D”), which included ongoing projects that could further the Company’s preclinical and clinical development activities related to CF, OTC deficiency and other potential rare diseases. As of the date of acquisition, the IPR&D was determined to be indefinite-lived. Upon commencement of the Sanofi Agreement, the IPR&D - MRT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over an estimated eight-year period based on an economic consumption model. For the three months ended March 31, 2019, the Company recorded amortization expense of $0.5 million related to the definite-lived IPR&D – MRT intangible asset. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $3.6 million, $9.0 million, $9.9 million, $4.2 million, and $2.3 million for the years ended December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. In December 2018, the Company submitted an IND to the FDA to support the initiation of a Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency. In January 2019, the FDA notified the Company that its IND for MRT5201 was placed on clinical hold. The Company determined this clinical hold was an indicator of impairment and as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company performed a quantitative impairment analysis whereby the Company forecasted the net cash flows expected to be generated by the indefinite-lived IPR&D related to the OTC deficiency program over its estimated useful life. The net cash flows reflected the program’s stage of completion, the probability of technical success, the projected costs to complete, the expected market competition and an assessment of the program’s life-cycle. The net cash flows were then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Following this retest the Company determined the indefinite-lived IPR&D related to the OTC deficiency program was not impaired. Therefore, the Company did not recognize an impairment charge.

Goodwill

The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the three months ended March 31, 2019. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1st and concluded that goodwill was not impaired on October 1, 2018.

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$52,787	$—	$52,787
U.S. government agency bonds	—	60,154	—	60,154
	$—	$112,941	$—	$112,941
Liabilities:
Contingent consideration	$—	$—	$115,344	$115,344
	$—	$—	$115,344	$115,344

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$23,318	$—	$23,318
U.S. government agency bonds	—	88,904	—	88,904
	$—	$112,222	$—	$112,222
Liabilities:
Contingent consideration	$—	$—	$103,642	$103,642
	$—	$—	$103,642	$103,642

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

Cash equivalents as of March 31, 2019 and December 31, 2018 consisted of money market funds totaling $52.8 million and $23.3 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of March 31, 2019 and December 31, 2018 consisted of U.S. government agency bonds and were classified as available-for-sale securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. As of March 31, 2019, the Company’s short-term investments had an amortized cost of $59.9 million, an unrealized loss of $0.3 million and a fair value of $60.2 million. All of these securities have a maturity of one year or less.

Valuation of Contingent Consideration

The contingent consideration liability related to the acquisition of Shire’s MRT Program in 2016 was classified as Level 3 measurement within the fair value hierarchy. The Company may be required to pay future consideration contingent upon the achievement of potential future milestones and earnout payments that may be due by the Company to Shire.

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

The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs at March 31, 2019 and December 31, 2018	Fair Value at
	Projected Year of Payment	March 31,	December 31,
		2019	2018
Earnout payments	2025 - 2039	$106,289	$94,999
Milestone payments	2025 - 2030	9,055	8,643
		$115,344	$103,642

The discount rate used in the third-party valuation was 13.5% and 14.5% as of March 31, 2019 and December 31, 2018, respectively.

The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2018	$103,642
Change in fair value of contingent consideration	11,702
Balance as of March 31, 2019	$115,344

The increase in the fair value of contingent consideration during the three months ended March 31, 2019 was primarily due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$7,757	$7,012
Computer equipment	731	686
Office equipment	836	836
Leasehold improvements	5,634	5,635
Construction in progress	1,255	959
	16,213	15,128
Less: Accumulated depreciation and amortization	(5,442)	(4,883)
	$10,771	$10,245

Depreciation and amortization expense related to property and equipment was $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued external research and development expenses	$3,247	$1,901
Accrued employee compensation and benefits	1,775	2,933
Accrued consultant and professional fees	1,299	977
Other	131	736
	$6,452	$6,547

8. Redeemable Convertible Preferred Stock

As of December 31, 2017, the Company had 142,288,292 shares of redeemable convertible preferred stock issued and outstanding which were redeemable and convertible by the holders under specified conditions. The redeemable convertible preferred stock was classified outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the control of the Company.

Upon the closing of the Company’s IPO on July 2, 2018, all then-outstanding shares of redeemable convertible preferred stock converted into an aggregate of 25,612,109 shares of common stock according to their terms. As of March 31, 2019 and December 31, 2018, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

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

The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended, (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. Accordingly, on January 1, 2019, the number of shares of common stock that may be issued under the 2018 Plan increased by 1,805,598 shares for a total of 4,718,733 shares of common stock reserved for issuance under this plan. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

The 2018 Plan is administered by the board of directors. The exercise prices, vesting periods and other restrictions are determined at the discretion of the board of directors, except that the exercise price per share of options may not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2018 Plan expire 10 years after the grant date, unless the board of directors sets a shorter term. Awards granted to employees, officers, members of the board of directors and consultants typically vest over a period of one to four years.

Typically, unvested stock options are forfeited upon the recipient ceasing to provide services to the Company.

2018 Employee Stock Purchase Plan

On March 7, 2018, the Company’s board of directors, subject to stockholder approval, adopted, and on June 15, 2018, its stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. Accordingly, on January 1, 2019, the number of shares of common stock that may be issued under the 2018 ESPP increased by 451,399 shares for a total of 870,096 shares of common stock reserved for issuance under this plan.

As of March 31, 2019, no shares had been issued under the 2018 ESPP.

2016 Stock Incentive Plan

The 2016 Plan provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. Shares that are expired, terminated, surrendered or canceled under the 2016 Plan without having been exercised will be available for future grants of awards under the 2018 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2018 Plan.

The 2016 Plan is administered by the board of directors. The exercise prices, vesting periods and other restrictions were determined at the discretion of the board of directors, except that the exercise price per share of options could not be less than 100% of the fair market value of the common stock on the date of grant. Stock options awarded under the 2016 Plan expire 10 years after the grant date, unless the board of directors set a shorter term. Stock options and restricted stock granted to employees, officers, members of the board of directors and consultants typically vest over a four-year period.

Upon the effectiveness of the 2018 Plan on June 27, 2018, no further awards will be made under the 2016 Plan, but awards outstanding under the 2016 Plan will continue to be governed by their existing terms.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	6,236,006	$7.78	8.74	$1,104
Granted	1,973,450	$7.93
Exercised	(154,484)	$5.81
Forfeited	(42,943)	$7.53
Outstanding as of March 31, 2019	8,012,029	$7.86	9.03	$18,706
Exercisable as of March 31, 2019	2,250,304	$7.44	8.54	$6,185
Vested and expected to vest as of March 31, 2019	8,012,029	$7.86	9.03	$18,706
Exercisable as of December 31, 2018	1,827,004	$7.16	7.95	$632
Vested and expected to vest as of December 31, 2018	6,236,006	$7.78	8.74	$1,104

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 was $0.4 million. There were no options exercised during the three months ended March 31, 2018.

The weighted average grant-date fair value per share of stock options granted was $5.25 and $5.56 during the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.47%	2.73%
Expected term (in years)	6.0	6.0
Expected volatility	73.9%	74.7%
Expected dividend yield	0%	0%

Restricted Common Stock

The following table summarizes the Company’s restricted stock activity since December 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2018	219,148	$1.27
Forfeited restricted common stock	—	$—
Vested restricted common stock	(50,390)	$1.26
Unvested restricted common stock outstanding as of March 31, 2019	168,758	$1.28

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$869	$782
General and administrative expenses	1,090	601
	$1,959	$1,383

As of March 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $27.9 million, which is expected to be recognized over a weighted average period of 2.9 years.

10. Income Taxes

During the three months ended March 31, 2019 and 2018, the Company recognized an income tax benefit of $0.5 million and $1.1 million, respectively, which resulted from reductions in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. As a result, the deferred tax liabilities associated with the Company’s indefinite-lived intangible assets may be used as a source of income to support the realization of the federal tax benefit of the Company’s indefinite-lived net operating losses generated. The reduction in the deferred tax liabilities during the three months ended March 31, 2019 and 2018 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

11. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(33,198)	$(21,209)
Accretion of redeemable convertible preferred stock to redemption value	—	(185)
Net loss attributable to common stockholders	$(33,198)	$(21,394)
Denominator:
Weighted average common shares outstanding—basic and diluted	45,004,521	9,091,651
Net loss per share attributable to common stockholders— basic and diluted	$(0.74)	$(2.35)

The Company excluded 197,696 shares and 491,140 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended March 31, 2019 and 2018, respectively, because those shares had not vested.

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

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	8,012,029	5,763,936
Unvested restricted common stock	168,758	447,803
Redeemable convertible preferred stock (as converted to common stock)	—	25,612,109
	8,180,787	31,823,848

In addition to the potentially dilutive securities noted above, as of March 31, 2018, the Company was obligated to issue common stock to Shire upon the occurrence of specified events. Because the necessary conditions for issuance of the shares had not been met as of March 31, 2018, the Company excluded these shares from the table above and from the calculations of diluted net loss per share for the three months ended March 31, 2018.

12. Leases

The Company is a lessee under two operating leases comprising a commercial real estate lease and an equipment lease.

Real Estate Lease

In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The Company occupies approximately 59,000 square feet of space under a 10-year lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year.

In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

Equipment Lease

In March 2018, the Company entered into an operating lease for communications equipment for use at its office and laboratory space in Lexington, Massachusetts. The term of the lease is five years, expiring in March 2023.

The Company excludes leases with an initial term of one-year or less in the recognized ROU assets and lease liabilities. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, lease and non-lease components are combined into a single lease component.

The Company’s leases have remaining lease terms of up to nine years, excluding two five-year options to extend the real estate lease after the expiration of the initial term. The Company believes this office and laboratory space will be sufficient to meet its needs for the foreseeable future and that suitable additional space will be available as and when needed.

The components of lease cost were as follows (dollar amounts in thousands):

Three Months Ended
March 31, 2019
Lease Cost
Operating lease cost	$673
Short-term lease cost	—
Total lease cost	$673

Other Information
Operating cash flows from operating leases	$632
Operating lease liabilities arising from obtaining right-of-use assets	$—
Weighted-average remaining lease term	9 years
Weighted-average discount rate	17.5%

During the three months ended March 31, 2018, the company recorded rent expense of $0.9 million.

As of March 31, 2019, minimum rental commitments under these leases are as follows (in thousands):

March 31, 2019
2019	$1,951
2020	2,659
2021	2,737
2022	2,819
2023	2,860
2024 and thereafter	13,097
Total future minimum lease payments	26,123
Less: imputed interest	(13,207)
Present value of lease liabilities	$12,916

As of December 31, 2018, minimum rental commitments under these leases were as follows (in thousands):

December 31, 2018
2019	$2,534
2020	2,610
2021	2,688
2022	2,769
2023	2,852
2024 and thereafter	13,096
Total future minimum lease payments	$26,549

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate which are the rates incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date.

13. Commitments and Contingencies

Research, Supply and License Agreements

Pursuant to the Shire Agreement in December 2016, the Company was assigned and assumed several contracts related to the MRT Program. The material agreements that were assigned to and assumed by the Company in connection with the acquisition are described below.

Roche Master Supply Agreement

The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of March 31, 2019, the Company’s purchase commitments under the agreement totaled $21.5 million, with $7.0 million committed as payments for the remainder of 2019, $0.5 million committed as payments in 2020 and $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled $2.5 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively.

MIT Research Agreement

The Company is a party to a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT in an amount up to $3.1 million for specified direct and indirect costs incurred through October 2019 in specified research activities conducted for the Company. As of March 31, 2019 and December 31, 2018, the Company had paid MIT $2.8 million and $2.5 million, respectively, of the total committed amount. As of March 31, 2019, the Company’s research commitment under the agreement totaled $0.4 million. Research and development expenses related to this agreement totaled $0.2 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, there were no amounts payable by the Company under the agreement.

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

Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid $0.2 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

The Company is also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon the Company’s first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on the Company’s, and any of its affiliates’ and sublicensees’, net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company’s obligation to make royalty payments extends with respect to a licensed product in a country until the expiration of the last-to-expire patent or patent application licensed from MIT covering the licensed product in the country. In addition, the Company is obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that the Company ascribes to the MIT-licensed patents, excluding royalties on net sales and research support payments. Pursuant to such provision, the Company agreed to pay $0.7 million to MIT as MIT’s share of sublicense income with respect to the upfront payment received under the Sanofi Agreement. The amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT (see Note 3).

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

The Company’s patent rights, and the rights of its affiliates and sublicensees, in specified licensed products may also terminate, if the Company, its affiliates or MIT receives a request from a third party to develop such licensed product for which the Company is unable to, within nine months of receiving notice of any such request, either demonstrate that the Company has initiated a fully funded project for the commercial development of such licensed product, and provide a business plan with acceptable milestones; demonstrate that the licensed product proposed by such third party would be competitive with a licensed product for which the Company has initiated a fully funded project; or enter into a sublicense agreement with such third party on commercially reasonable terms, and, in each case, MIT, in its sole discretion, grants a license to such third party for the specified patent rights.

Research and development expenses related to this agreement totaled less than $0.1 million during each of the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, there were no liabilities recorded by the Company related to this agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2019 and December 31, 2018.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14. Related Party Transactions

Consulting Agreement with Daniel S. Lynch

In 2012, the Company entered into a consulting agreement with Daniel S. Lynch, the chairman of the Company’s board of directors, for the provision of consulting, advisory and related services. Pursuant to the consulting agreement, as amended through March 2015, Mr. Lynch was entitled to base compensation of $100,000 per year and was eligible to receive an annual performance bonus of up to 25% of his base compensation. In June 2018, the Company’s board of directors approved a director compensation program that became effective on the effective date of the registration statement related to the Company’s IPO. The Company has not made any payments to Mr. Lynch under the consulting agreement since the approval of the director compensation program. During the three months ended March 31, 2019 and 2018, the Company recorded general and administrative expenses of $0 and $31,250, respectively, related to this agreement. During the three months ended March 31, 2019 and 2018, the Company paid Mr. Lynch $0 and $25,000, respectively, in connection with his services provided under the agreement. As of March 31, 2019 and December 31, 2018, amounts due under this agreement totaled $0 and $11,250, respectively, which were included in accrued expenses on the consolidated balance sheets.

15. Subsequent Event

On May 3, 2019, the Company issued and sold 5,582,940 shares of its common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million, before deducting placement agent fees of $2.8 million and other estimated offering expenses of $0.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 Annual Report, that was filed with the Securities and Exchange Commission, or SEC, on March 21, 2019.

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

We are developing our lead MRT product candidate for the lung, MRT5005, for the treatment of cystic fibrosis, or CF. We are conducting a Phase 1/2 clinical trial to evaluate the safety and efficacy of MRT5005. In April 2019, we completed dosing of patients in the single-ascending dose portion of the Phase 1/2 clinical trial and anticipate reporting interim data from this trial in the third quarter of 2019. In early 2019, we began dosing patients in the multiple-ascending dose portion of this trial. We are developing our lead MRT product candidate for the liver, MRT5201, for the treatment of ornithine transcarbamylase, or OTC, deficiency. In December 2018, we submitted an investigational new drug application, or IND, for MRT5201, which the U.S. Food and Drug Administration, or FDA, has placed on clinical hold, pending additional preclinical toxicology data. We have initiated the preclinical studies required, and plan to complete these studies and submit data from these studies to the FDA in the fourth quarter of 2019. We remain in discussions with the FDA regarding the clinical hold and plans for the IND. Additionally, we intend to leverage the broad applicability of our platform by identifying lead preclinical candidates for additional lung and liver disease targets, and through a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using mRNA technology for up to five infectious disease pathogens. We have several discovery-stage programs to identify additional potential mRNA therapeutic candidates. We believe that our MRT platform is distinct from other mRNA-based technologies and has the potential to provide clinical benefits by transforming life-threatening illnesses into manageable chronic conditions.

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

In 2018, we entered into a collaboration and license agreement with Sanofi, or the Sanofi Agreement, to develop mRNA vaccines for up to five infectious disease pathogens. Under the Sanofi Agreement, we and Sanofi are jointly conducting research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. We are eligible to receive up to $805.0 million in payments, including an upfront payment of $45.0 million, which we received in 2018; certain development, regulatory and sales-related milestones across several vaccine targets, and option exercise fees if Sanofi exercises its option related to development of vaccines for additional pathogens. We are also eligible to receive reimbursable development costs and tiered royalty payments associated with worldwide sales of the developed vaccines, if any.

Through March 31, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our initial public offering of our common stock, or the IPO, and $45.0 million from the upfront payment received under the Sanofi Agreement. On May 3, 2019, we issued and sold 5,582,940 shares of our common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million, before deducting placement agent fees of $2.8 million and other estimated offering expenses of $0.4 million.

Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $33.2 million and $21.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $279.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $122.6 million. We believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds of approximately $44.3 million from the private placement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Components of Our Results of Operations

Revenue from Product Sales

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.

Collaboration Revenue

In 2018, we entered into the Sanofi Agreement, a collaboration and license agreement with Sanofi to develop mRNA vaccines and mRNA vaccine platform development for up to five infectious disease pathogens, or the Licensed Fields.

Under the terms of the Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any of three Licensed Fields. In addition, pursuant to the terms of the Sanofi Agreement and subject to certain limitations, Sanofi has the options to add up to two additional infectious disease pathogens within the granted licenses to the License Fields.

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

The table below summarizes our direct research and development expenses incurred by program:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
CF program (including MRT5005)	$6,622	$4,045
OTC deficiency program (including MRT5201)	1,869	2,618
MRT discovery program	2,042	869
Vaccine discovery program	257	—
Oligonucleotide discovery program	34	69
Unallocated research and development expenses	6,599	5,101
Total research and development expenses	$17,423	$12,702

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of MRT5005 for the treatment of patients with CF; conduct additional preclinical studies to support our IND for MRT5201, and, if the FDA removes its clinical hold, conduct clinical trials for MRT5201; conduct research and development activities to advance mRNA vaccines and develop an mRNA vaccine platform under the Sanofi Agreement; prepare regulatory filings for our product candidates; continue to discover and develop additional product candidates; and potentially advance product candidates from our MRT platform into later stages of clinical development. We expect to continue to devote a substantial portion of our resources to our MRT platform for the foreseeable future.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to maintain our current research and development programs and to establish new ones;
•	establishing an appropriate safety profile with IND enabling studies;
•	successful patient enrollment in, and the initiation and completion of, clinical trials;
•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the receipt of regulatory approvals from applicable regulatory authorities;
•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;
•	our ability to establish new licensing or collaboration arrangements;
•	the success of our collaboration with Sanofi;
•	the performance of our future collaborators, if any;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

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

We anticipate that our general and administrative expenses will increase over the next several years as we anticipate increased accounting, audit, legal, regulatory, compliance, director and officer insurance and investor and public relations costs associated with being a public company.

Change in Fair Value of Contingent Consideration

In connection with our acquisition of the messenger RNA therapeutic platform, or MRT Program, we recognized contingent consideration liabilities for future potential milestone and earnout payment obligations, and prior to the IPO, anti-dilution rights with respect to common stock issued to Shire Human Genetic Therapies, Inc., or Shire. The contingent consideration was initially recorded at fair value on the acquisition date and is subsequently remeasured to fair value at each reporting date. Any changes in the fair value of the contingent consideration liabilities are recognized as operating income or expenses.

Other Income (Expense), Net

Interest Income

Interest income consists of income recognized in connection with our investments in money market funds and U.S. government agency bonds.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

We recognized an income tax benefit of $0.5 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively. The income tax benefits recognized during the three months ended March 31, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. As a result, the deferred tax liabilities associated with our indefinite-lived in-process research and development, or IPR&D, may be used as a source of income to support the realization of the federal tax benefit of our indefinite-lived net operating losses generated.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$1,474	$—	$1,474
Operating expenses:
Research and development	17,423	12,702	4,721
General and administrative	6,554	4,779	1,775
Change in fair value of contingent consideration	11,702	4,908	6,794
Total operating expenses	35,679	22,389	13,290
Loss from operations	(34,205)	(22,389)	(11,816)
Other income (expense):
Interest income	521	89	432
Other expense	—	(12)	12
Total other income (expense), net	521	77	444
Loss before benefit from income taxes	(33,684)	(22,312)	(11,372)
Benefit from income taxes	486	1,103	(617)
Net loss	$(33,198)	$(21,209)	$(11,989)

Collaboration Revenue

Collaboration revenue was $1.5 million for the three months ended March 31, 2019, which was derived from the Sanofi Agreement. There was no collaboration revenue recognized in the three months ended March 31, 2018.

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Direct external research and development expenses by program:
CF program (including MRT5005)	$6,622	$4,045	$2,577
OTC deficiency program (including MRT5201)	1,869	2,618	(749)
MRT discovery program	2,042	869	1,173
Vaccine discovery program	257	—	257
Oligonucleotide discovery program	34	69	(35)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,285	3,454	831
Other	2,314	1,647	667
Total research and development expenses	$17,423	$12,702	$4,721

Research and development expenses were $17.4 million for the three months ended March 31, 2019, compared to $12.7 million for the three months ended March 31, 2018. The increase of $4.7 million was primarily due to increases in external research and development service costs resulting from costs incurred to conduct our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF and continued development of our MRT discovery program, as well as an increase in personnel-related costs.

Direct external expenses of our CF program increased by $2.6 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased raw material and manufacturing costs as well as increased costs related to our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF.

Direct external expenses of our OTC deficiency program decreased by $0.7 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Expenses incurred in the three months ended March 31, 2018 related to preclinical development and IND-enabling studies for which there were no comparable expenses for the same period in 2019.

Direct external expenses of our MRT discovery program increased by $1.2 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased costs related to our ongoing exploratory research in the program.

Direct external expenses of our vaccine discovery program increased by $0.3 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of the Sanofi Agreement which became effective in July 2018. The expenses in the three months ended March 31, 2019 were related to our exploratory research in the program.

Unallocated research and development expenses increased by $1.5 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase of $0.8 million in personnel-related costs was primarily related to an increase in headcount in the three months ended March 31, 2019 compared to the same period in 2018. The increase of $0.7 million in other unallocated research and development expenses was primarily due to amortization expense recorded in the three months ended March 31, 2019 related to the definite-lived IPR&D - MRT intangible asset.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended March 31, 2019, compared to $4.8 million for the three months ended March 31, 2018. The increase of $1.8 million was primarily due to an increase of $1.2 million in personnel-related costs resulting from an increase in headcount in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as well as an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2018 and the three months ended March 31, 2019.

Change in Fair Value of Contingent Consideration

In the three months ended March 31, 2019 and 2018, we recognized operating expenses of $11.7 million and $4.9 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The $6.8 million increase in the expense was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. The increase in the fair value of contingent consideration during the three months ended March 31, 2019 was primarily due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.

Benefit from Income Taxes

During the three months ended March 31, 2019 and 2018, we recognized an income tax benefit of $0.5 million and $1.1 million, respectively. The income tax benefits recognized during the three months ended March 31, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. As a result, the deferred tax liabilities associated with our indefinite-lived intangible assets may be used as a source of income to support the realization of the federal tax benefit of our indefinite-lived net operating losses generated.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales, have generated only limited revenue from the Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

Through March 31, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our IPO and $45.0 million from the upfront payment received under the Sanofi Agreement.

On July 2, 2018, we closed our IPO in which we issued and sold 9,714,371 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $13.00 per share, resulting in aggregate net proceeds of $113.2 million after deducting underwriting discounts and commissions and offering expenses.

On May 3, 2019, we issued and sold 5,582,940 shares of our common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million, before deducting placement agent fees of $2.8 million and other estimated offering expenses of $0.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(21,531)	$(16,933)
Net cash provided by investing activities	27,866	1,012
Net cash provided by (used in) financing activities	897	(1,339)
Net decrease in cash, cash equivalents and restricted cash	$7,232	$(17,260)

Operating Activities

During the three months ended March 31, 2019, operating activities used $21.5 million of cash, resulting from our net loss of $33.2 million and net cash used by changes in our operating assets and liabilities of $2.5 million, partially offset by net non-cash charges of $14.2 million. Net non-cash charges for the three months ended March 31, 2019 primarily consisted of an $11.7 million increase in the change in the fair value of contingent consideration which was primarily due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.

During the three months ended March 31, 2018, operating activities used $16.9 million of cash, resulting from our net loss of $21.2 million and net cash used by changes in our operating assets and liabilities of $1.5 million, partially offset by net non-cash charges of $5.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted of a $2.0 million increase in prepaid expenses and other assets and a $1.4 million decrease in accrued expenses, both partially offset by a $1.5 million increase in accounts payable and a $0.4 million increase in deferred rent.

Investing Activities

During the three months ended March 31, 2019, investing activities provided $27.9 million of cash, consisting of sales and maturities of short-term investments of $28.9 million, partially offset by purchases of property and equipment of $1.0 million.

During the three months ended March 31, 2018, net cash provided by investing activities was $1.0 million, consisting of $9.9 million of sales and maturities of short-term investments, partially offset by $6.0 million of purchases of short-term investments as well as $2.9 million of purchases of property and equipment, which primarily consisted of leasehold improvements and other property related to our lease of office and laboratory space in Lexington, Massachusetts.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.9 million, consisting solely of proceeds from option exercises.

During the three months ended March 31, 2018, net cash used in financing activities was $1.3 million, consisting solely of payments of initial public offering costs.

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

We believe that our existing cash, cash equivalents and short-term investments of $122.6 million as of March 31, 2019, together with the net proceeds of approximately $44.3 million from the private placement in May 2019, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments as of December 31, 2018 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Annual Report except for the adoption of Accounting Standards Update No. 2016 02, Leases (Topic 842), or ASC 842, on January 1, 2019 as discussed below.

We adopted ASC 842 as of the required effective date of January 1, 2019. Under ASC 842, most leases are required to be recognized on the balance sheet as a right-of-use asset and a lease liability. The standard has been implemented using the cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance. We have also elected to utilize the permitted practical expedients, which allowed us to not reassess previous accounting conclusions around whether arrangements are or contain leases, and carried forward both the historical classification of leases and the treatment of initial direct costs. ASC 842 requires us to make significant assumptions and judgments including, but not limited to, the determination of whether a contract contains a lease, the allocation of consideration in a contract between lease and non-lease components and the determination of the discount rate for the lease. Our assessment of leases under ASC 842 is based upon assumptions we believed to be reasonable, but which are inherently uncertain, and changes in these assumptions could materially affect the amounts recognized as a right-of-use asset and lease liability on the balance sheet, and, as a result, actual results may differ materially from estimates. The adoption of this standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses. Our net loss was $33.2 million and $66.4 million for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $279.4 million. We have funded our operations to date primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, the proceeds from our IPO, an upfront payment received under the Sanofi Agreement and the proceeds from our private placement of common stock. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue ongoing and initiate clinical trials of and seek marketing approval for our product candidates. These expenditures will include costs associated with our asset purchase agreement, as amended, with Shire Human Genetic Therapies, Inc., or Shire, a subsidiary of Shire plc, or the Shire Agreement. Under the terms of the Shire Agreement, we are obligated to make significant cash payments upon the achievement of specified commercial milestones, as well as earnout payments in connection with sales of products based on the compounds that we acquired from Shire.

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

We believe that our existing cash, cash equivalents and short-term investments of $122.6 million as of March 31, 2019, together with the net proceeds of approximately $44.3 million from the private placement in May 2019, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

In December 2018, we submitted to the FDA an IND to initiate a Phase 1/2 clinical trial of MRT5201. This trial is not yet active at any investigational site and has not yet recruited any subjects. Prior to initiating the trial, we will be required to resolve a clinical hold on the IND outlined in a February 2019 letter to us from the FDA. In its correspondence, the FDA requests additional preclinical toxicology data to assess the potential for adverse effects related to the clearance time of MRT5201. We have identified the additional preclinical studies required, and plan to complete these studies and submit data from these studies to the FDA in the fourth quarter of 2019. If the clinical hold is not lifted, or if there is a delay in lifting the clinical hold, we may not be able to initiate our clinical trial of MRT5201 in 2019, or at all. Any delay in our ability, or our inability, to initiate our clinical trial of MRT5201 because of the clinical hold will delay or terminate our clinical development plans for MRT5201, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for MRT5201. Delays in the completion of any clinical trial of MRT5201 could increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue.

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

The biotechnology and pharmaceutical industries are highly competitive, characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face and will continue to face competition from third parties that use mRNA, gene editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small molecules. The competition is likely to come from multiple sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

Our competitors also include companies that are or will be developing other mRNA technology methods as well as small molecules, biologics and nucleic acid-based therapies for the same indications that we are targeting with our mRNA-based therapeutics.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even greater concentration of resources among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products faster or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, new data from clinical stage products continue to emerge. Technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors’ products. In addition, the availability of our competitors’ products could limit the demand and the prices we are able to charge for any products that we may develop and commercialize.

If approved for the treatment of CF, MRT5005 would compete with Kalydeco, Orkambi and Symdeko, each of which is marketed by Vertex Pharmaceuticals Incorporated, or Vertex. Vertex also has several CFTR corrector compounds in clinical development, including VX-659 and VX-445, as well as several others, each of which is currently in Phase 3 or Phase 2 clinical trials.

Our other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie Inc., Corbus Pharmaceuticals, Inc., Eloxx Pharmaceuticals Ltd, Flatley Discovery Lab, LLC, Proteostasis Therapeutics, Inc., and Spyryx Biosciences, Inc.

Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: CRISPR Therapeutics AG, Editas Medicine Inc. and Moderna, Inc.

There are currently no approved therapies that address the underlying cause of OTC deficiency. Competitors developing products that modulate or affect OTC function for the treatment of OTC deficiency include Ultragenyx Pharmaceuticals Inc., Kaleido Biosciences, Inc., Synlogic, Inc. and Arcturus Therapeutics Ltd. Several companies have developed and market treatments for OTC deficiency, including Horizon Pharma plc, Swedish Ophan Biovitrum AB and Bausch Health Companies Inc.

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

Any collaborations we enter into, including our collaboration with Sanofi, may pose several risks, including the following:

•	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	Collaborators may not perform their obligations as expected;
•	The clinical trials conducted as part of these collaborations may not be successful;
•

Collaborators may not pursue development and/or commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•

Collaborators may delay clinical trials, provide insufficient funding for clinical trials, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

We may not have access to, or may be restricted from disclosing, certain information regarding product candidates being developed or commercialized under a collaboration and, consequently, may have limited ability to inform our stockholders about the status of such product candidates;

•

Collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•

Product candidates developed in collaboration with us may be viewed by any collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

A collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of any such product candidate;

•

Disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any programs or product candidates, may cause delays or termination of the research, development, manufacture or commercialization of such programs or product candidates, may lead to additional responsibilities for us with respect to such programs or product candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive. Moreover, in certain circumstances, there could be a misalignment between the contractual obligations given to us by our collaborators and any upstream contractual obligations we may owe to our licensors or other third parties;

•

Collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation. For example, Sanofi has the first right to enforce or defend certain of our intellectual property rights under our collaboration with respect to products in Licensed Fields, and although we may have the right to assume the enforcement and defense of such intellectual property rights if Sanofi does not, our ability to do so may be compromised by Sanofi’s actions;

•	Disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaborations;
•	Collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and
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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications on inventions claimed in our patent or patent application on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or applications will be due to be paid to the United States Patent and Trademark Office, or USPTO, and various government patent agencies outside of the United States over the lifetime of our licensed patents and/or applications and any patent rights we own or may own in the future. We rely, in part, on our outside counsel or our licensing partners to pay these fees due to the USPTO and to non-U.S. patent agencies. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.

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

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. For example, as of March 31, 2019, two of our patents issued in Europe are under opposition, including one with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom's membership in the European Union would automatically terminate on the deadline, which has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement. Such negotiations have proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on finalizing withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act, or other legal requirements, including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by U.S., U.K. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions under U.S. securities laws. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In May 2019, we completed a private placement of 5,582,940 shares of our common stock to several accredited institutional investors. We have agreed to file a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable, and to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. Furthermore, in July 2018, we registered all shares of common stock that we may issue under our equity compensation plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

None.

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

As of March 31, 2019, we have used approximately $42.4 million of the net proceeds to fund the development of MRT5005 and MRT5201, to fund the discovery and additional preclinical research and development of additional product candidates and platform enhancement, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Letter Agreement, dated August 6, 2015, as amended on October 18, 2017, by and between the Registrant and Brian Fenton.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 9, 2019	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Date: May 9, 2019	By:	/s/ John R. Schroer
John R. Schroer
Chief Financial Officer and Treasurer