Form 10-Q
period 2019-06-30
Translate Bio, Inc.
filed 2019-07-31
CIK 1693415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019, the registrant had 51,010,368 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$74,904	$55,199
Short-term investments	71,961	88,904
Prepaid expenses and other current assets	6,069	4,474
Restricted cash	950	1,025

Total current assets	153,884	149,602
Property and equipment, net	10,903	10,245
Right-of-use assets, net	10,650	—
Goodwill	21,359	21,359
Intangible assets, net	105,630	106,445
Deferred offering costs	123	—

Total assets	$302,549	$287,651

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,347	$5,168
Accrued expenses	7,246	6,547
Current portion of deferred revenue	9,015	2,572
Current portion of operating lease liability	449	—

Total current liabilities	20,057	14,287
Long-term portion of contingent consideration	120,233	103,642
Deferred revenue, net of current portion	34,192	41,841
Deferred tax liabilities	—	481
Deferred rent	—	2,105
Operating lease liability, net of current portion	12,370	—

Total liabilities	186,852	162,356

Commitments and contingencies (Notes 3, 4 and 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 51,010,368 shares and 45,139,955 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	51	45
Additional paid-in capital	422,309	371,257
Accumulated deficit	(307,233)	(246,203)
Accumulated other comprehensive income	570	196

Total stockholders’ equity (deficit)	115,697	125,295

Total liabilities and stockholders’ equity (deficit)	$302,549	$287,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$1,174	$—	$2,648	$—

Operating expenses:
Research and development	16,625	15,219	34,048	27,921
General and administrative	7,850	5,991	14,403	10,769
Change in fair value of contingent consideration	4,889	7,852	16,591	12,760

Total operating expenses	29,364	29,062	65,042	51,450

Loss from operations	(28,190)	(29,062)	(62,394)	(51,450)

Other income (expense):
Interest income	358	91	878	181
Other expense	—	(32)	—	(45)

Total other income (expense), net	358	59	878	136

Loss before benefit from income taxes	(27,832)	(29,003)	(61,516)	(51,314)
Benefit from income taxes	—	1,500	486	2,602

Net loss	(27,832)	(27,503)	(61,030)	(48,712)
Accretion of redeemable convertible preferred stock to redemption value	—	(459)	—	(644)

Net loss attributable to common stockholders	$(27,832)	$(27,962)	$(61,030)	$(49,356)

Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(3.04)	$(1.30)	$(5.40)

Weighted average common shares outstanding—basic and diluted	48,749,627	9,187,207	46,866,842	9,139,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(27,832)	$(27,503)	$(61,030)	$(48,712)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax of $0	219	—	374	(79)

Comprehensive loss	$(27,613)	$(27,503)	$(60,656)	$(48,791)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2018	—	$—	45,139,955	$45	$371,257	$(246,203)	$196	$125,295
Exercise of stock options	—	—	154,484	—	897	—	—	897
Stock-based compensation expense	—	—	—	—	1,959	—	—	1,959
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	155	155
Net loss	—	—	—	—	—	(33,198)	—	(33,198)

Balances at March 31, 2019	—	—	45,294,439	45	374,113	(279,401)	351	95,108
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	—	5,582,940	6	44,128	—	—	44,134
Issuance of common stock in connection with a former employee letter agreement (Note 9)			67,406	—	847	—	—	847
Forfeited restricted common stock	—	—	(1,334)	—	(1)	—	—	(1)
Exercise of stock options	—	—	66,917	—	519	—	—	519
Stock-based compensation expense	—	—	—	—	2,703	—	—	2,703
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	219	219
Net loss	—	—	—	—	—	(27,832)	—	(27,832)

Balances at June 30, 2019	—	$—	51,010,368	$51	$422,309	$(307,233)	$570	$115,697

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	142,288,292	$192,896	9,582,791	$10	$55,204	$(148,808)	$79	$(93,515)
Accretion of redeemable convertible preferred stock to redemption value	—	185	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	—	—	1,383	—	—	1,383
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	(21,209)	—	(21,209)

Balances at March 31, 2018	142,288,292	193,081	9,582,791	10	56,402	(170,017)	—	(113,605)
Accretion of redeemable convertible preferred stock to redemption value	—	459	—	—	(459)	—	—	(459)
Forfeited restricted common stock	—	—	(311)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,875	—	—	2,875
Exercise of stock options	—	—	49,459	—	278	—	—	278
Net loss	—	—	—	—	—	(27,503)	—	(27,503)

Balances at June 30, 2018	142,288,292	193,540	9,631,939	10	59,096	(197,520)	—	(138,414)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(61,030)	$(48,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,960	1,447
Stock-based compensation expense	5,509	4,258
Change in fair value of contingent consideration	16,591	12,760
Deferred income tax benefit	(486)	(2,602)
Accretion of discount on short-term investments	—	43
Changes in operating assets and liabilities, net of effects of acquisition:
Prepaid expenses and other assets	(1,766)	(2,509)
Right-of-use assets	234	—
Accounts payable	(1,858)	1,081
Accrued expenses	600	266
Deferred rent	—	387
Lease liability	(170)	—
Deferred revenue	(1,029)	—

Net cash used in operating activities	(41,445)	(33,581)

Cash flows from investing activities:
Purchases of investments	(38,438)	(6,000)
Sales and maturities of investments	55,756	14,918
Purchases of property and equipment	(1,793)	(4,757)

Net cash provided by investing activities	15,525	4,161

Cash flows from financing activities:
Proceeds from private placement, net of placement agent fees	44,608	—
Payments of private placement offering costs	(474)	—
Payments of initial public offering costs	—	(2,421)
Proceeds from option exercises	1,416	278

Net cash provided by (used in) financing activities	45,550	(2,143)

Net increase (decrease) in cash, cash equivalents and restricted cash	19,630	(31,563)
Cash, cash equivalents and restricted cash at beginning of period	56,224	50,024

Cash, cash equivalents and restricted cash at end of period	$75,854	$18,461

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$74,904	$16,495
Restricted cash	950	1,966

Total cash, cash equivalents and restricted cash at end of period	$75,854	$18,461

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$59	$489
Deferred offering costs included in accounts payable and accrued expenses	$123	$1,402
Issuance of common stock in connection with a former employee letter agreement (Note 9)	$847	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$644

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

The Company is developing its lead MRT product candidate for the lung, MRT5005, for the treatment of cystic fibrosis (“CF”). The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single and multiple-ascending doses of MRT5005. Percent predicted forced expiratory volume in one second (“ppFEV1”), which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, the Company completed dosing of all patients in the single-ascending dose (“SAD”) portion of the Phase 1/2 clinical trial and on July 31, 2019, the Company reported interim data from the SAD portion of the clinical trial. MRT5005 was generally well tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at mid-dose. Based on the analysis of the interim results, the Company plans to amend the clinical trial protocol to include two additional cohorts of patients. In early 2019, the Company began dosing patients in the multiple-ascending dose (“MAD”) portion of this trial and expects to report results from the additional SAD cohort and the ongoing MAD portion of the clinical trial in 2020.

The Company is developing its lead MRT product candidate for the liver, MRT5201, for the treatment of ornithine transcarbamylase (“OTC”) deficiency. In June 2019, the Company received clearance from the U.S. Food and Drug Administration (the “FDA”) to proceed with a SAD Phase 1/2 clinical trial of MRT5201 in adult patients with OTC deficiency. In December 2018, the Company had submitted an investigational new drug application (“IND”) for a SAD and MAD Phase 1/2 clinical trial of MRT5201, which the FDA placed on clinical hold, pending additional preclinical toxicology data. After discussions with the FDA and after the Company amended the protocol, the FDA removed the clinical hold and allowed the Company to move forward with a SAD clinical trial. The Company plans to initiate patient screening for the SAD Phase 1/2 clinical trial in the second half of 2019. The Company is currently conducting additional preclinical studies that are required to support future clinical development of MRT5201, including a MAD clinical trial, and plans to submit data from these preclinical studies to the FDA in the fourth quarter of 2019.

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

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2019, the unaudited condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2019 and 2018, the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2019 and 2018 and of the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 previously filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 21, 2019.

The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019, the results of its operations for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are also unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Acquisition of Shire’s MRT Program

In December 2016, the Company entered into an asset purchase agreement (as amended in June 2018, the “Shire Agreement”) with Shire Human Genetic Therapies, Inc. (“Shire”), a subsidiary of Takeda Pharmaceutical Company Ltd., pursuant to which Shire sold equipment to and assigned to the Company all of its rights to certain patent rights, permits, real property leases, contracts, regulatory documentation, books and records, and materials related to Shire’s mRNA therapy platform (the “MRT Program”), including its cystic fibrosis transmembrane conductance regulator (“CFTR”) and OTC deficiency mRNA therapeutic programs.

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

On May 3, 2019, the Company issued and sold 5,582,940 shares of its common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million, before deducting placement agent fees of $2.8 million and other offering expenses of $0.6 million.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2019, the Company has funded its operations with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of the Company’s common stock, the proceeds from the IPO, the upfront payment received under the Sanofi Agreement and the proceeds from a private placement of the Company’s common stock. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $61.0 million and $48.7 million for the six months ended June 30, 2019 and 2018, respectively. In addition, the Company had an accumulated deficit of $307.2 million as of June 30, 2019. The Company expects to continue to generate operating losses for the foreseeable future.

As of July 31, 2019, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and short-term investments of $146.9 million as of June 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2020. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the six months ended June 30, 2019, there were no material changes to the Company’s significant accounting policies, except for the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as described more fully under the heading “Recently Adopted Accounting Pronouncements”.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability. The Company adopted ASU 2016-02 as of the required effective date of January 1, 2019 using the cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance in ASC 840. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718) (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions. The Company adopted ASU 2018-07 as of the required effective date on January 1, 2019. Upon adoption, the Company remeasured the fair value of a grant previously awarded to a non-employee which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This new standard modifies certain disclosure requirements on fair value measurements. This new standard will be effective on January 1, 2020. Early adoption, of the entire amendments or on the provisions that eliminate or modify the requirements, is permitted. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

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

Under the Sanofi Agreement, the Company and Sanofi created a governance structure, including committees and working groups, to manage the activities under the collaboration. If the Company and Sanofi do not mutually agree on certain decisions, Sanofi would be able to break a deadlock without the Company’s consent. The collaboration includes an estimated budget. Sanofi is responsible for paying reimbursable development costs, including the Company’s employee costs, out-of-pocket costs paid to third parties and manufacturing costs, up to a specified amount. Any reimbursable development costs are payable by Sanofi within 60 days of invoicing.

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

The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$1,174	$—	$2,648	$—

The following table presents the balance of the Company’s contract liabilities (in thousands):

	June 30, 2019	December 31, 2018
Contract liabilities
Deferred revenue	$43,207	$44,413

The Company considers the total consideration expected to be earned in the next 12 months for services to be performed as short-term deferred revenue, and consideration that is expected to be earned subsequent to 12 months from the balance sheet date as long-term deferred revenue. The Company expects to complete its obligations and recognize all net revenues from the collaboration over eight years. Revenue recognized from contract liabilities was $1.2 million during the six months ended June 30, 2019.

Included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 were $0.7 million and $0.8 million, respectively, of short-term receivables from Sanofi for reimbursable development costs.

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

		June 30, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(1,212)	$44,780

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	42,291
IPR&D—OTC	Indefinite	18,559	—	18,559

Total intangible assets, net		$106,842	$(1,212)	$105,630

		December 31, 2018
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(397)	$45,595

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	42,291
IPR&D—OTC	Indefinite	18,559	—	18,559

Total intangible assets, net		$106,842	$(397)	$106,445

Identifiable intangible assets acquired in the acquisition of Shire’s MRT Program consisted of in-process research and development (“IPR&D”), which included ongoing projects that could further the Company’s preclinical and clinical development activities related to CF, OTC deficiency and other potential rare diseases. As of the date of acquisition, the IPR&D was determined to be indefinite-lived. Upon commencement of the Sanofi Agreement, the IPR&D—MRT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over an estimated eight-year period based on an economic consumption model. For the three and six months ended June 30, 2019, the Company recorded amortization expense of $0.3 million and $0.8 million, respectively, related to the definite-lived MRT intangible asset. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $3.6 million, $9.0 million, $9.9 million, $4.2 million, and $2.3 million for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. In December 2018, the Company submitted an IND to the FDA to support the initiation of a Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency. In January 2019, the FDA notified the Company that its IND for MRT5201 was placed on clinical hold. The Company determined this clinical hold was an indicator of impairment and as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company performed a quantitative impairment analysis whereby the Company forecasted the net cash flows expected to be generated by the indefinite-lived IPR&D related to the OTC deficiency program over its estimated useful life. The net cash flows reflected the program’s stage of completion, the probability of technical success, the projected costs to complete, the expected market competition and an assessment of the program’s life-cycle. The net cash flows were then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Following this retest the Company determined the indefinite-lived IPR&D related to the OTC deficiency program was not impaired. Therefore, the Company did not recognize an impairment charge. There were no indicators of impairment during the three months ended June 30, 2019.

Goodwill

The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the six months ended June 30, 2019. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1st and concluded that goodwill was not impaired on October 1, 2018.

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$17,554	$—	$17,554
U.S. government agency bonds	—	71,961	—	71,961

	$—	$89,515	$—	$89,515

Liabilities:
Contingent consideration	$—	$—	$120,233	$120,233

	$—	$—	$120,233	$120,233

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$23,318	$—	$23,318
U.S. government agency bonds	—	88,904	—	88,904

	$—	$112,222	$—	$112,222

Liabilities:
Contingent consideration	$—	$—	$103,642	$103,642

	$—	$—	$103,642	$103,642

During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

Cash equivalents as of June 30, 2019 and December 31, 2018 consisted of money market funds totaling $17.6 million and $23.3 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of June 30, 2019 and December 31, 2018 consisted of U.S. government agency bonds and were classified as available-for-sale securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. As of June 30, 2019, the Company’s short-term investments had an amortized cost of $71.4 million, an unrealized gain of $0.6 million and a fair value of $72.0 million. All of these securities have a maturity of one year or less.

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

The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs at June 30, 2019 and December 31, 2018	Fair Value at
	Projected Year of Payment	June 30, 2019	December 31, 2018
Earnout payments	2025 - 2039	$110,770	$94,999
Milestone payments	2025 - 2030	9,463	8,643

		$120,233	$103,642

The discount rate used in the third-party valuation was 13.5% and 14.5% as of June 30, 2019 and December 31, 2018, respectively.

The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2018	$103,642
Change in fair value of contingent consideration	16,591

Balance as of June 30, 2019	$120,233

The increase in the fair value of contingent consideration during the six months ended June 30, 2019 was primarily due to the continued progress of MRT5005 and MRT5201, the time value of money due to the passage of time and a decrease in the discount rate.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$8,394	$7,012
Computer equipment	780	686
Office equipment	883	836
Leasehold improvements	5,634	5,635
Construction in progress	1,241	959

	16,932	15,128
Less: Accumulated depreciation and amortization	(6,029)	(4,883)

	$10,903	$10,245

Depreciation and amortization expense related to property and equipment was $0.6 million, $0.9 million, $1.1 million and $1.4 million for the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued external research and development expenses	$2,950	$1,901
Accrued employee compensation and benefits	2,392	2,933
Accrued consultant and professional fees	1,904	977
Other	—	736

	$7,246	$6,547

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

Upon the closing of the Company’s IPO on July 2, 2018, all then-outstanding shares of redeemable convertible preferred stock converted into an aggregate of 25,612,109 shares of common stock according to their terms. As of June 30, 2019 and December 31, 2018, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

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

The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended, (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. Accordingly, on January 1, 2019, the number of shares of common stock that may be issued under the 2018 Plan increased by 1,805,598 shares of common stock and through June 30, 2019, a total of 87,364 shares issued under the 2016 plan have been cancelled for a total of 4,765,663 shares of common stock reserved for issuance under this plan as of June 30, 2019. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

On March 7, 2018, the Company’s board of directors, subject to stockholder approval, adopted, and on June 15, 2018, its stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, by an amount equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. Accordingly, on January 1, 2019, the number of shares of common stock that may be issued under the 2018 ESPP increased by 451,399 shares for a total of 870,096 shares of common stock reserved for issuance under this plan.

As of June 30, 2019, no shares had been issued under the 2018 ESPP.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	6,236,006	$7.78	8.74	$1,104
Granted	2,614,650	$8.48
Exercised	(221,401)	$6.40
Forfeited	(80,595)	$7.85

Outstanding as of June 30, 2019	8,548,660	$8.03	8.83	$39,344

Exercisable as of June 30, 2019	2,671,285	$7.59	8.43	$13,472
Vested and expected to vest as of June 30, 2019	8,548,660	$8.03	8.83	$39,344
Exercisable as of December 31, 2018	1,827,004	$7.16	7.95	$632
Vested and expected to vest as of December 31, 2018	6,236,006	$7.78	8.74	$1,104

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $0.6 million and $0.3 million, respectively.

The weighted average grant-date fair value per share of stock options granted was $5.56 and $5.91 during the six months ended June 30, 2019 and 2018, respectively.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.42%	2.80%
Expected term (in years)	6.0	6.0
Expected volatility	73.3%	75.7%
Expected dividend yield	0%	0%

Restricted Common Stock

The following table summarizes the Company’s restricted stock activity since December 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2018	219,148	$1.27
Forfeited restricted common stock	(1,334)	$1.28
Vested restricted common stock	(97,826)	$1.27

Unvested restricted common stock outstanding as of June 30, 2019	119,988	$1.28

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$1,284	$1,671	$2,153	$2,453
General and administrative expenses	2,265	1,204	3,356	1,805

	$3,549	$2,875	$5,509	$4,258

Included in general and administrative stock-based compensation expense during each of the three and six months ended June 30, 2019 is $0.8 million related to the issuance of 67,406 shares of common stock in connection with a former employee letter agreement.

As of June 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $29.3 million, which is expected to be recognized over a weighted average period of 2.75 years.

10. Income Taxes

The Company recognized an income tax benefit of $1.5 million during the three months ended June 30, 2018 and $0.5 million and $2.6 million during the six months ended June 30, 2019 and 2018, respectively. There was no income tax benefit recognized during the three months ended June 30, 2019. The income tax benefits recognized during the three months ended June 30, 2018 and six months ended June 30, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. The reduction in the deferred tax liabilities during the three months ended June 30, 2018 and six months ended June 30, 2019 and 2018 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

11. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(27,832)	$(27,503)	$(61,030)	$(48,712)
Accretion of redeemable convertible preferred stock to redemption value	—	(459)	—	(644)

Net loss attributable to common stockholders	$(27,832)	$(27,962)	$(61,030)	$(49,356)

Denominator:
Weighted average common shares outstanding—basic and diluted	48,749,627	9,187,207	46,866,842	9,139,638

Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(3.04)	$(1.30)	$(5.40)

Due to a clerical error in the computation of the net loss attributable to common stockholders, the Company reported the net loss per share applicable to common stockholders—basic and diluted for the three and six months ended June 30, 2018 as $2.94 and $5.26, respectively, in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. The net loss per share applicable to common stockholders—basic and diluted for the three and six months ended June 30, 2018 was $3.04 and $5.40, respectively, as shown in the chart above. The Company concluded that this error was not material to the periods impacted.

The Company excluded 147,914 shares and 412,040 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended June 30, 2019 and 2018, respectively, because those shares had not vested. The Company excluded 172,941 shares and 451,286 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the six months ended June 30, 2019 and 2018, respectively, because those shares had not vested.

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

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2019	2018
Options to purchase common stock	8,548,660	6,093,408
Unvested restricted common stock	119,988	368,875
Redeemable convertible preferred stock (as converted to common stock)	—	25,612,109

	8,668,648	32,074,392

In addition to the potentially dilutive securities noted above, as of June 30, 2018, the Company was obligated to issue common stock to Shire upon the occurrence of specified events. Because the necessary conditions for issuance of the shares had not been met as of June 30, 2018, the Company excluded these shares from the table above and from the calculations of diluted net loss per share for the three and six months ended June 30, 2018. The Company’s obligation to issue additional shares of its common stock to Shire was satisfied upon completion of the Company’s IPO.

12. Leases

The Company is a lessee under two operating leases comprising a commercial real estate lease and an equipment lease.

Real Estate Lease

In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The Company occupies approximately 59,000 square feet of space under a 10-year lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

Equipment Lease

In March 2018, the Company entered into an operating lease for communications equipment for use at its office and laboratory space in Lexington, Massachusetts. The term of the lease is five years, expiring in March 2023.

The Company excludes leases with an initial term of one year or less in the recognized ROU assets and lease liabilities. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, lease and non-lease components are combined into a single lease component. The Company’s leases have remaining lease terms of up to nine years, excluding two five-year options to extend the real estate lease after the expiration of the initial term. The Company believes this office and laboratory space will be sufficient to meet its needs for the foreseeable future and that suitable additional space will be available as and when needed.

The components of lease cost were as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost
Operating lease cost	$673	$1,346
Short-term lease cost	—	—

Total lease cost	$673	$1,346

Other Information
Operating cash flows from operating leases	$650	$1,282
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Weighted-average remaining lease term	9 years	9 years
Weighted-average discount rate	17.5%	17.5%

During the three and six months ended June 30, 2018, the company recorded rent expense of $0.8 million and $1.7 million, respectively.

As of June 30, 2019, minimum rental commitments under these leases are as follows (in thousands):

June 30, 2019
2019	$1,301
2020	2,659
2021	2,737
2022	2,818
2023	2,860
2024 and thereafter	13,096

Total future minimum lease payments	25,471
Less: imputed interest	(12,652)

Present value of lease liabilities	$12,819

As of December 31, 2018, minimum rental commitments under the real estate lease was as follows (in thousands):

December 31, 2018
2019	$2,534
2020	2,610
2021	2,688
2022	2,769
2023	2,852
2024 and thereafter	13,096

Total future minimum lease payments	$26,549

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

Roche Master Supply Agreement

The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of June 30, 2019, the Company’s purchase commitments under the agreement totaled $20.4 million, with $6.0 million committed as payments for the remainder of 2019, $0.5 million committed as payments in 2020 and $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled $1.0 million and $0.8 million during the three months ended June 30, 2019 and 2018, respectively, and $3.5 million and $1.7 million during the six months ended June 30, 2019 and 2018, respectively.

MIT Research Agreement

The Company is a party to a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT in an amount up to $3.1 million for specified direct and indirect costs incurred through October 2019 in specified research activities conducted for the Company. As of June 30, 2019 and December 31, 2018, the Company had paid MIT $3.1 million and $2.5 million, respectively, of the total committed amount. Research and development expenses related to this agreement totaled $0.2 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively, and $0.5 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, there were no amounts payable by the Company under the agreement.

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

Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid no annual license maintenance fees to MIT during each of the three months ended June 30, 2019 and 2018 and paid $0.2 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively.

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

Research and development expenses related to this agreement totaled less than $0.1 million during each of the three months ended June 30, 2019 and 2018, and $0.1 million during each of the the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, there were no liabilities recorded by the Company related to this agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2019 and December 31, 2018.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14. Related Party Transactions

Consulting Agreement with Daniel S. Lynch

In 2012, the Company entered into a consulting agreement with Daniel S. Lynch, the chairman of the Company’s board of directors, for the provision of consulting, advisory and related services. Pursuant to the consulting agreement, as amended through March 2015, Mr. Lynch was entitled to base compensation of $100,000 per year and was eligible to receive an annual performance bonus of up to 25% of his base compensation. In June 2018, the Company’s board of directors approved a director compensation program that became effective on the effective date of the registration statement related to the Company’s IPO. The Company has not made any payments to Mr. Lynch under the consulting agreement since the approval of the director compensation program. During the three and six months ended June 30, 2019 and 2018, the Company recorded general and administrative expenses of $0, $31,250, $0 and $0.1 million, respectively, related to this agreement. During the three and six months ended June 30, 2019 and 2018, the Company paid Mr. Lynch $0, $0.1 million, $11,250 and $0.1 million, respectively, in connection with his services provided under the agreement. As of June 30, 2019 and December 31, 2018, amounts due under this agreement totaled $0 and $11,250, respectively, which were included in accrued expenses on the consolidated balance sheets.

Private Placement

In connection with a private placement of the Company’s common stock, entities affiliated with Baupost Group, L.L.C., a substantial stockholder, purchased 2,352,941 shares of the Company’s common stock at a price per share of $8.50 for an aggregate purchase price of $20.0 million.

15. Subsequent Event

On July 3, 2019, the Company filed a universal shelf registration statement on Form S-3 with the SEC (the “2019 Shelf”) to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543).

On July 3, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $50.0 million. The Company has not sold any shares under the Sales Agreement as of July 29, 2019. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions. The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold would be pursuant to the 2019 Shelf.

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

We are developing our lead MRT product candidate for the lung, MRT5005, for the treatment of cystic fibrosis, or CF. We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. Percent predicted forced expiratory volume in one second, or ppFEV1, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, we completed dosing of patients in the single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial and on July 31, 2019, we reported interim data from the SAD portion of the clinical trial. MRT5005 was generally well tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at mid-dose. Based on the analysis of the interim results, we plan to amend the clinical trial protocol to include two additional cohorts of patients. In early 2019, we began dosing patients in the multiple-ascending dose, or MAD, portion of this trial, and we expect to report results from the additional SAD cohort and the ongoing MAD portion of the clinical trial in 2020.

We are developing our lead MRT product candidate for the liver, MRT5201, for the treatment of ornithine transcarbamylase, or OTC, deficiency. In June 2019, we received clearance from the U.S. Food and Drug Administration, or FDA, to proceed with a SAD Phase 1/2 clinical trial of MRT5201 in adult patients with OTC deficiency. In December 2018, we had submitted an investigational new drug application, or IND, for a SAD and MAD Phase 1/2 clinical trial of MRT5201, which the FDA placed on clinical hold, pending additional preclinical toxicology data. After discussions with the FDA and after we amended the protocol, the FDA removed the clinical hold and allowed us to move forward with a SAD clinical trial. We plan to initiate patient screening for the SAD Phase 1/2 clinical trial in the second half of 2019. We are currently conducting additional preclinical studies that are required to support future clinical development of MRT5201, including a MAD clinical trial, and plan to submit data from these preclinical studies to the FDA in the fourth quarter of 2019.

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

Through June 30, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our initial public offering of our common stock, or the IPO, $45.0 million from the upfront payment received under the Sanofi Agreement and net cash proceeds of $44.1 million from a private placement of our common stock.

Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $27.8 million and $27.5 million for the three months ended June 30, 2019 and 2018, respectively, and $61.0 million and $48.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $307.2 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $146.9 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Developments

Interim Results from Phase 1/2 Clinical Trial of MRT5005 in Patients with Cystic Fibrosis

On July 31, 2019, we reported interim results from the SAD portion of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF. The interim results summarize data from 12 adult patients with CF who received a single dose of either MRT5005 or placebo (3:1 randomization). Patients who received MRT5005 were assigned to one of three dose groups (8, 16 or 24 mg). Of the 12 patients, 11 had at least one copy of the F508del mutation and one patient did not have a F508del mutation and was considered non-amenable to cystic fibrosis transmembrane conductance regulator, or CFTR, modulator treatment. Seven of the 12 patients were taking an approved CFTR modulator through screening, dosing and follow-up.

Safety, Tolerability and Pharmacokinetic Summary

The most common adverse events through Day 29 were cough and headache. There were no treatment-emergent serious adverse events, or SAEs. All treatment-emergent adverse events, or TEAEs were considered mild to moderate. Five patients, 3 of whom were in the 24 mg dose group, experienced transient, mild to moderate febrile reactions deemed related to study drug. These events occurred approximately 4-10 hours post dosing, and were characterized by fever and symptoms such as headache, fatigue, chills or nausea, which were treated with medicines such as acetaminophen and nonsteroidal anti-inflammatory drugs, or NSAIDs, or an anti-emetic. Symptoms resolved within 24 hours, and all patients were discharged from the study center on Day 2 as planned. In these five patients, low levels of mRNA and/or lipid were detected in the blood.

Characteristics through Day 29	MRT5005 8 mg (N=3)	MRT5005 16 mg (N=3)	MRT5005 24 mg (N=3)		Pooled Placebo (N=3)
Overall Number of TEAEs reported	28	25	33		11
Not related	11	9	10		9
Related	17	16	23		2
Number of Serious TEAEs reported	0	0	0		0
Number of TEAEs leading to discontinuation	0	0	0		0
Number of TEAEs resulting in death	0	0	0		0
Number of TEAEs classified as pulmonary exacerbation	0	0	2	*	0
Number of TEAEs by Severity
Mild	23	24	21		11
Moderate	5	1	12		0
Severe	0	0	0		0

*	Occurred at Day 25 and Day 27

Lung Function (ppFEV1) Summary

A primary measure of lung function, ppFEV1, was assessed at pre-defined timepoints throughout the trial. Patients in the pooled placebo group and the 8 mg dose group did not show a marked improvement in ppFEV1. In the eight day period after dosing, the three patients in the 16 mg dose group demonstrated maximal ppFEV1 increases of 11.1%, 13.6% and 22.2%, for a mean maximum increase from baseline (+/- standard deviation) of 15.7% (5.8). Of the three patients in the 16 mg dose group, two were on a stable CFTR modulator treatment regimen for at least 28 days, while the third had a genotype that is considered non-amenable to CFTR modulator treatments. Of the three patients in the 24 mg dose group, through Day 8, one patient experienced a maximum increase in ppFEV1 from baseline of 21.4%, while two patients did not show a marked increase in ppFEV1.

	Mean Baseline ppFEV1% (SD)	Absolute Change from Baseline Mean ppFEV1% (SD)				Maximum Change from Baseline through Day 8 Mean ppFEV1% (SD)
		Day 1 *	Day 2	Day 3	Day 8
8 mg	53.3 (7.2)	3.7 (0.9)	2.8 (1.8)	3.4 (2.3)	-1.2 (3.0)	4.4 (0.7)
16 mg	72.0 (6.6)	7.2 (7.3)	11.2 (10.3)	11.4 (5.1)	9.2 (1.8)	15.7 (5.8)
24 mg	79.2 (7.1)	2.5 (0.4)	8.6 (11.2)	6.6 (4.8)	2.3 (3.2)	9.7 (10.2)
Pooled Placebo	60.5 (18.5)	2.0 (3.8)	0.4 (2.4)	-0.2 (1.4)	-0.6 (4.0)	3.2 (2.7)

*	8 hours post dose

Phase 1/2 Clinical Trial Design

Based on the analysis of the SAD (Part A) interim results, we have proposed certain protocol changes in this ongoing Phase 1/2 clinical trial. In the SAD portion of the trial, we plan to amend the clinical trial protocol to include an additional 20 mg single dose cohort of four patients. In the MAD portion of the trial (Part B), we plan to amend the clinical trial protocol to add 12 and 20 mg dose cohorts with four patients each, the latter dosing cohort contingent on successful completion of the 20 mg single dose cohort and an acceptable safety profile in the lower MAD dose cohorts. We no longer plan to evaluate a 24 mg dose group in the MAD portion of the trial. The originally planned Part C of the clinical trial, which included bronchoscopies, is expected to be redesigned as a Part B expansion to instead focus on the enrollment of additional patients at dose levels of interest. As required, we plan to submit these protocol changes to the FDA. We expect to report results from the additional 20 mg SAD cohort and the ongoing MAD portion of the trial in 2020.

The randomized, double-blind, placebo-controlled Phase 1/2 clinical trial of MRT5005 was designed to enroll at least 32 adult patients with CF who have two Class I and/or Class II mutations. After accounting for the planned protocol amendments, we expect to enroll up to 40 adult patients with CF. The primary endpoint of the trial is to assess the safety and tolerability of single and multiple escalating doses of MRT5005 administered by nebulization. ppFEV1, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. The Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF is being conducted in collaboration with the Cystic Fibrosis Foundation Therapeutics Development Network.

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

The table below summarizes our direct research and development expenses incurred by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
CF program (including MRT5005)	$5,263	$4,570	$11,884	$8,614
OTC deficiency program (including MRT5201)	2,217	2,707	4,087	5,325
MRT discovery program	1,500	1,138	3,543	2,007
Vaccine discovery program	288	—	545	—
Oligonucleotide discovery program	62	10	95	79
Unallocated research and development expenses	7,295	6,794	13,894	11,896

Total research and development expenses	$16,625	$15,219	$34,048	$27,921

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of MRT5005 for the treatment of patients with CF; conduct a SAD Phase 1/2 clinical trial for MRT5201 in adult patients with OTC deficiency, conduct additional preclinical studies to support our IND for our future clinical development of MRT5201, including a MAD Phase 1/2 clinical trial; conduct research and development activities to advance mRNA vaccines and develop an mRNA vaccine platform under the Sanofi Agreement; prepare regulatory filings for our product candidates; continue to discover and develop additional product candidates; and potentially advance product candidates from our MRT platform into later stages of clinical development. We expect to continue to devote a substantial portion of our resources to our MRT platform for the foreseeable future.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, in December 2018, we submitted an IND to the FDA supporting the initiation of a SAD and MAD Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency. Subsequently, the FDA notified us that our IND for MRT5201 was placed on clinical hold, pending additional preclinical toxicology data. After discussions with the FDA and after we amended the protocol, in June 2019, the FDA removed the clinical hold and allowed us to proceed with a SAD Phase 1/2 clinical trial of MRT5201 in adult patients with OTC deficiency. We are currently conducting additional preclinical studies that are required to support future clinical development of MRT5201, including a MAD clinical trial, and plan to submit data from these studies to the FDA in the fourth quarter of 2019. In addition, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.

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

Change in Fair Value of Contingent Consideration

In connection with our acquisition of the messenger RNA therapeutic platform, or MRT Program, we recognized contingent consideration liabilities for future potential milestone and earnout payment obligations, and prior to the IPO, anti-dilution rights with respect to common stock issued to Shire Human Genetic Therapies, Inc., or Shire, a subsidiary of Takeda Pharmaceutical Company Ltd. The contingent consideration was initially recorded at fair value on the acquisition date and is subsequently remeasured to fair value at each reporting date. Any changes in the fair value of the contingent consideration liabilities are recognized as operating income or expenses.

Other Income (Expense), Net

Interest Income

Interest income consists of income recognized in connection with our investments in money market funds and U.S. government agency bonds.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

We recognized an income tax benefit of $1.5 million during the three months ended June 30, 2018 and $0.5 million and $2.6 million during the six months ended June 30, 2019 and 2018, respectively. There was no income tax benefit recognized during the three months ended June 30, 2019. The income tax benefits recognized during the three months ended June 30, 2018 and the six months ended June 30, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$1,174	$—	$1,174
Operating expenses:
Research and development	16,625	15,219	1,406
General and administrative	7,850	5,991	1,859
Change in fair value of contingent consideration	4,889	7,852	(2,963)

Total operating expenses	29,364	29,062	302

Loss from operations	(28,190)	(29,062)	872

Other income (expense):
Interest income	358	91	267
Other expense	—	(32)	32

Total other income (expense), net	358	59	299

Loss before benefit from income taxes	(27,832)	(29,003)	1,171
Benefit from income taxes	—	1,500	(1,500)

Net loss	$(27,832)	$(27,503)	$(329)

Collaboration Revenue

Collaboration revenue was $1.2 million for the three months ended June 30, 2019, which was derived from the Sanofi Agreement. There was no collaboration revenue recognized in the three months ended June 30, 2018.

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct external research and development expenses by program:
CF program (including MRT5005)	$5,263	$4,570	$693
OTC deficiency program (including MRT5201)	2,217	2,707	(490)
MRT discovery program	1,500	1,138	362
Vaccine discovery program	288	—	288
Oligonucleotide discovery program	62	10	52
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,701	4,459	242
Other	2,594	2,335	259

Total research and development expenses	$16,625	$15,219	$1,406

Research and development expenses were $16.6 million for the three months ended June 30, 2019, compared to $15.2 million for the three months ended June 30, 2018. The increase of $1.4 million was primarily due to increases in external research and development service costs resulting from costs incurred to conduct our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF and continued development of our MRT discovery program and our vaccine discovery program.

Direct external expenses of our CF program increased by $0.7 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased raw material and manufacturing costs as well as increased costs related to our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF.

Direct external expenses of our OTC deficiency program decreased by $0.5 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Expenses incurred in the three months ended June 30, 2018 included increased preclinical development and IND-enabling studies compared to the same period in 2019, partially offset by the initial costs of CROs to conduct our Phase 1/2 clinical trial of MRT5201 for the treatment of patients with OTC deficiency.

Direct external expenses of our MRT discovery program increased by $0.4 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased costs related to our ongoing exploratory research in the program.

Direct external expenses of our vaccine discovery program increased by $0.3 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 as a result of the Sanofi Agreement which became effective in July 2018. The expenses in the three months ended June 30, 2019 were related to our exploratory research in the program.

Unallocated research and development expenses increased by $0.5 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase of $0.2 million in personnel-related costs was primarily related to an increase in headcount in the three months ended June 30, 2019 compared to the same period in 2018, partially offset by a decrease in share-based compensation. In the three months ended June 30, 2018, we recorded a fair value adjustment to share-based compensation for non-employees and a stock option modification for which there was no comparable expense in the same period in 2019. The increase of $0.3 million in other unallocated research and development expenses was due to an increase of $0.4 million in professional fees related to manufacturing and an increase of $0.5 million in depreciation and amortization expense related to the definite-lived MRT intangible asset, partially offset by a decrease of $0.7 million in facilities costs.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended June 30, 2019, compared to $6.0 million for the three months ended June 30, 2018. The increase of $1.9 million was primarily due to an increase of $1.5 million in personnel-related costs, an increase of $0.3 million in professional fees and an increase of $0.3 million in insurance costs, all partially offset by a decrease of $0.4 million in depreciation and amortization expense.

The increase in personnel-related costs was primarily due to an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2018 and the six months ended June 30, 2019, as well as an increase in headcount in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The increase in professional fees was due to an increase in legal fees primarily associated with filing patent applications and prosecuting our intellectual property portfolio.

The increase in insurance costs was a result of additional insurance coverage associated with operating as a publicly traded company.

The decrease in depreciation and amortization expense was due to the acceleration of unamortized leasehold improvements for a terminated lease in 2018.

Change in Fair Value of Contingent Consideration

In the three months ended June 30, 2019 and 2018, we recognized operating expenses of $4.9 million and $7.9 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The $4.9 million expense recognized during the three months ended June 30, 2019 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. The increase in the fair value of contingent consideration was primarily due to the continued progress of MRT5005 and MRT5201 and the time value of money due to the passage of time.

Benefit from Income Taxes

During the three months ended June 30, 2018, we recognized an income tax benefit of $1.5 million. There was no income tax benefit recognized during the three months ended June 30, 2019. The income tax benefit recognized during the three months ended June 30, 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$2,648	$—	$2,648
Operating expenses:
Research and development	34,048	27,921	6,127
General and administrative	14,403	10,769	3,634
Change in fair value of contingent consideration	16,591	12,760	3,831

Total operating expenses	65,042	51,450	13,592

Loss from operations	$(62,394)	(51,450)	(10,944)

Other income (expense):
Interest income	878	181	697
Other expense	—	(45)	45

Total other income (expense), net	878	136	742

Loss before benefit from income taxes	(61,516)	(51,314)	(10,202)
Benefit from income taxes	486	2,602	(2,116)

Net loss	$(61,030)	$(48,712)	$(12,318)

Collaboration Revenue

Collaboration revenue was $2.6 million for the six months ended June 30, 2019, which was derived from the Sanofi Agreement. There was no collaboration revenue recognized in the six months ended June 30, 2018.

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct external research and development expenses by program:
CF program (including MRT5005)	$11,884	$8,614	$3,270
OTC deficiency program (including MRT5201)	4,087	5,325	(1,238)
MRT discovery program	3,543	2,007	1,536
Vaccine discovery program	545	—	545
Oligonucleotide discovery program	95	79	16
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,986	7,913	1,073
Other	4,908	3,983	925

Total research and development expenses	$34,048	$27,921	$6,127

Research and development expenses were $34.0 million for the six months ended June 30, 2019, compared to $27.9 million for the six months ended June 30, 2018. The increase of $6.1 million was primarily due to increases in external research and development service costs resulting from costs incurred to conduct our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF and continued development of our MRT discovery program, as well as an increase in personnel-related costs.

Direct external expenses of our CF program increased by $3.3 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased raw material and manufacturing costs as well as increased costs related to our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF.

Direct external expenses of our OTC deficiency program decreased by $1.2 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Expenses incurred in the six months ended June 30, 2018 included increased preclinical development and IND-enabling studies compared to the same period in 2019, partially offset by the initial costs of CROs during the six months ended June 30, 2019 to conduct our Phase 1/2 clinical trial of MRT5201 for the treatment of patients with OTC deficiency.

Direct external expenses of our MRT discovery program increased by $1.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased costs related to our ongoing exploratory research in the program.

Direct external expenses of our vaccine discovery program increased by $0.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 as a result of the Sanofi Agreement which became effective in July 2018. The expenses in the six months ended June 30, 2019 were related to our exploratory research in the program.

Unallocated research and development expenses increased by $2.0 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase of $1.1 million in personnel-related costs was primarily related to an increase in headcount in the six months ended June 30, 2019 compared to the same period in 2018. The increase of $0.9 million in other unallocated research and development expenses was due to an increase of $1.0 million in depreciation and amortization expense primarily related to amortization expense recorded in the six months ended June 30, 2019 related to the definite-lived MRT intangible asset, an increase of $0.4 million related to maintenance and license fees and an increase of $0.3 million in professional fees primarily related to manufacturing, partially offset by a decrease of $0.9 million in facilities costs.

General and Administrative Expenses

General and administrative expenses were $14.4 million for the six months ended June 30, 2019, compared to $10.8 million for the six months ended June 30, 2018. The increase of $3.6 million was primarily due to an increase of $2.7 million in personnel-related costs, an increase of $0.6 million in professional fees and an increase of $0.6 million in insurance costs, all offset by a decrease of $0.5 million in depreciation and amortization expense.

The increase in personnel-related costs was primarily due to an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2018 and the six months ended June 30, 2019, as well as an increase in headcount in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The increase in professional fees was due to an increase in legal fees primarily associated with filing patent applications and prosecuting our intellectual property portfolio.

The increase in insurance costs was a result of additional insurance coverage associated with operating as a publicly traded company.

The decrease in depreciation and amortization expense was primarily due to the acceleration of unamortized leasehold improvements for a terminated lease in 2018.

Change in Fair Value of Contingent Consideration

In the six months ended June 30, 2019 and 2018, we recognized operating expenses of $16.6 million and $12.8 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The $16.6 million expense recognized during the six months ended June 30, 2019 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. The increase in the fair value of contingent consideration was primarily due to the continued progress of MRT5005 and MRT5201, the time value of money due to the passage of time and a decrease in the discount rate.

Benefit from Income Taxes

During the six months ended June 30, 2019 and 2018, we recognized an income tax benefit of $0.5 million and $2.6 million, respectively. The income tax benefits recognized during the six months ended June 30, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales, have generated only limited revenue from the Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “—Funding Requirements” and Note 1 to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Through June 30, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our IPO, $45.0 million from the upfront payment received under the Sanofi Agreement and net cash proceeds of $44.1 million from a private placement of our common stock.

On July 2, 2018, we closed our IPO in which we issued and sold 9,714,371 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $13.00 per share, resulting in aggregate net proceeds of $113.2 million after deducting underwriting discounts and commissions and offering expenses.

On May 3, 2019, we issued and sold 5,582,940 shares of our common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million, before deducting placement agent fees of $2.8 million and other offering expenses of $0.6 million.

On July 3, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2019 Shelf, to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543).

On July 3, 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $50.0 million. We have not sold any shares under the Sales Agreement as of July 29, 2019. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our shares of common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold would be pursuant to the 2019 Shelf.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(41,445)	$(33,581)
Net cash provided by investing activities	15,525	4,161
Net cash provided by (used in) financing activities	45,550	(2,143)

Net increase (decrease) in cash, cash equivalents and restricted cash	$19,630	$(31,563)

Operating Activities

During the six months ended June 30, 2019, operating activities used $41.4 million of cash, resulting from our net loss of $61.0 million and net cash used by changes in our operating assets and liabilities of $4.0 million, partially offset by net non-cash charges of $23.6 million. Net cash used by changes in our operating assets and liabilities consisted of a $1.9 million decrease in accounts payable and a $1.8 million increase in prepaid expenses and other assets. Net non-cash charges for the six months ended June 30, 2019 primarily consisted of a $16.6 million increase in the change in the fair value of contingent consideration which was primarily due to the continued progress of MRT5005 and MRT5201, the time value of money due to the passage of time and a decrease in the discount rate.

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

Investing Activities

During the six months ended June 30, 2019, investing activities provided $15.5 million of cash, consisting of $55.8 million of sales and maturities of short-term investments, partially offset by $38.4 million of purchases of short-term investments and $1.8 million of purchases of property and equipment.

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

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $45.6 million, consisting of net cash proceeds of $44.1 million from a private placement of our common stock and $1.4 million in proceeds from option exercises.

During the six months ended June 30, 2018, net cash used in financing activities was $2.1 million, consisting of $2.4 million in payments of initial public offering costs, partially offset by $0.3 million of proceeds from option exercises.

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

We believe that our existing cash, cash equivalents and short-term investments of $146.9 million as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In accordance with the requirements of ASC 205-40, based on our recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments as of December 31, 2018 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses. Our net loss was $61.0 million and $97.4 million for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $307.2 million. As noted below, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have funded our operations to date primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, the proceeds from our IPO, an upfront payment received under the Sanofi Agreement and the proceeds from a private placement of our common stock. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the clinical development of MRT5005 and MRT5201;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs, undertaking preclinical studies, entering into licensing agreements and planning for potential commercialization. While we are conducting a Phase 1/2 clinical trial of MRT5005, initiating a single-ascending dose, or SAD, Phase 1/2 clinical trial of MRT5201, and conducting additional preclinical studies to support future clinical development of MRT5201, including a multiple-ascending dose, or MAD, Phase 1/2 clinical trial, we have not yet completed a clinical trial of any of our product candidates. We have not yet demonstrated the ability to obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any evaluation of our business to date or predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue ongoing and initiate clinical trials of and seek marketing approval for our product candidates. These expenditures will include costs associated with our asset purchase agreement, as amended, with Shire Human Genetic Therapies, Inc., or Shire, a subsidiary of Takeda Pharmaceutical Company Ltd., or the Shire Agreement. Under the terms of the Shire Agreement, we are obligated to make significant cash payments upon the achievement of specified commercial milestones, as well as earnout payments in connection with sales of products based on the compounds that we acquired from Shire.

We will require additional capital to advance MRT5005 and MRT5201 and any other product candidates we develop through necessary clinical trials and clinical development. In addition, if we obtain marketing approval for any of our product candidates that we plan to commercialize ourselves, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. We may raise this additional funding through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government or other contracts. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We believe that our existing cash, cash equivalents and short-term investments of $146.9 million as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020. As of June 30, 2019, management has further assessed this risk and, in accordance with the requirements of Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

As of June 30, 2019, we had $146.9 million in existing cash, cash equivalents and short-term investments. We expect these available cash resources to fund our operating expenses and capital expenditure requirements into the second half of 2020. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. If we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our development programs, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

We have not yet received clearance from the FDA to proceed with a MAD Phase 1/2 clinical trial of MRT5201 and the FDA is requiring us to submit additional information before we may be permitted to initiate this trial. If we do not receive clearance from the FDA we will not be able to initiate our MAD clinical trial of MRT5201.

In December 2018, we submitted to the FDA an IND to initiate a SAD and MAD Phase 1/2 clinical trial of MRT5201. This trial is not yet active at any investigational site and has not yet recruited any subjects. In January 2019, the FDA placed the IND on clinical hold, pending additional preclinical toxicology data. After discussions with the FDA and after we amended the protocol in June 2019, we received clearance from the FDA to proceed with a SAD Phase 1/2 clinical trial of MRT5201 in adult patients with OTC deficiency. However, in order to proceed with future clinical development of MRT5201, including a MAD clinical trial, the FDA has requested additional preclinical toxicology data to assess the potential for adverse effects related to the clearance time of MRT5201. We are currently conducting additional preclinical studies that are required to support future clinical development of MRT5201, including a MAD clinical trial, and plan to submit data from these studies to the FDA in the fourth quarter of 2019. If we are unable to complete these studies satisfactorily and submit a regulatory application, we may be unable to initiate a MAD Phase 1/2 clinical trial of MRT5201. Any delay in our ability, or our inability, to receive clearance from the FDA to initiate a MAD Phase 1/2 clinical trial of MRT5201 will delay or terminate our clinical development plans for MRT5201, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for MRT5201. Delays in the completion of any clinical trial of MRT5201 could increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue.

In the near term, we are dependent on the success of MRT5005 and MRT5201. If we are unable to complete satisfactorily the clinical development of, obtain marketing approval for or successfully commercialize MRT5005 and MRT5201, either alone or with a future collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.

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

The success of MRT5005 and MRT5201 will depend on several factors, including the following:

•	successful initiation of clinical trials, including clearance by the FDA to begin a MAD Phase 1/2 clinical trial of MRT5201;

•	successful patient enrollment in and completion of clinical trials;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or other regulatory authorities for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment and maintenance of arrangements with third-party manufacturers for both clinical and any future commercial manufacturing;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by hospitals, the patient community, the medical community and third-party payors;

•	the availability of coverage and adequate reimbursement from third-party payors;

•	the performance of our future collaborators, if any; and

•	our ability to compete with other therapies.

Many of these factors are beyond our control, including clinical development, whether or not the FDA provides us with clearance to begin a MAD Phase 1/2 clinical trial of MRT5201, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize MRT5005 and MRT5201, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business would be substantially harmed.

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

Before obtaining marketing approval for our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that our clinical trials, such as our Phase 1/2 clinical trial of MRT5005 in patients with CF or our SAD Phase 1/2 clinical trial of MRT5201, will be conducted as planned, completed on schedule, if at all, or yield positive results.

A clinical trial failure can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities or collaborators on trial design;

•	delays in successfully addressing the specific information requests made by the FDA with respect to a MAD Phase 1/2 clinical trial of MRT5201;

•	delays in reaching agreement on acceptable terms with contract research organizations, or CROs, and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required institutional review board or independent ethics committee approval at each clinical trial site;

•	delays in recruiting suitable subjects or a sufficient number of subjects to participate in our clinical trials;

•

imposition of a clinical hold by regulatory authorities, including upon submission of an IND, such as the clinical hold that the FDA had placed on the IND for our Phase 1/2 clinical trial of MRT5201 in January 2019 and subsequently lifted in June 2019 after we amended the protocol, allowing us to proceed with a SAD clinical trial, and the clinical hold that the FDA had placed on the IND for our Phase 1/2 clinical trial of MRT5005 in January 2018, and subsequently lifted by the FDA in April 2018, or as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;

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

In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of these product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, in December 2018, we submitted an IND to the FDA supporting the initiation of a Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency. Subsequently, the FDA notified us that our IND for MRT5201 was placed on clinical hold. While we have received clearance from the FDA to proceed with a SAD Phase 1/2 clinical trial of MRT5201 in adult patients with OTC deficiency, we must satisfactorily complete additional preclinical studies in support of our IND in order to proceed with a MAD Phase 1/2 clinical trial of MRT5201. We cannot be certain that the data obtained and submitted to the FDA will be accepted and that a MAD Phase 1/2 clinical trial for MRT5201 will be allowed to begin. In addition, after we submitted an IND for MRT5005 to initiate our Phase 1/2 clinical trial in patients with CF, the FDA placed a clinical hold on the IND, requiring us to submit, prior to initiating the trial, additional chemistry, manufacturing and controls information relating to materials and processes used during the manufacture of the product candidate. The FDA lifted the clinical hold for our Phase 1/2 clinical trial of MRT5005 in April 2018.

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

For example, our preclinical studies in animal models have been conducted using human mRNA, which differs from animal mRNA, making it difficult for us to use animal models to assess whether our product candidates are safe or effective in humans. Preclinical studies conducted in rats and non-human primates are not always indicative of clinical trial outcomes in humans.

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

Identifying, qualifying and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In particular, because our clinical trial of MRT5005 and our SAD clinical trial of MRT5201 are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Many CF clinical trial sites place importance on the review, ranking and sanctioning of CF patient advocacy groups. If CF patient advocacy groups do not timely sanction or highly rate our clinical trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials.

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

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even greater concentration of resources among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products faster or earlier than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, new data from clinical-stage products continue to emerge. Technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors’ products. In addition, the availability of our competitors’ products could limit the demand and the prices we are able to charge for any products that we may develop and commercialize.

If approved for the treatment of CF, MRT5005 would compete with Kalydeco, Orkambi and Symdeko, each of which is marketed by Vertex Pharmaceuticals Incorporated, or Vertex. Vertex also has several CFTR corrector compounds in clinical development, including VX-445, for which a new drug application has been filed with the FDA, and VX-659, as well as several others, each of which is currently in Phase 3 or Phase 2 clinical trials.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements on commercially reasonable terms, if at all. Switching or including additional third parties involves increased cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our third parties, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects.

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

If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to do so for any reason, we likely would experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us. For example, we rely on one third-party supplier of the handheld nebulizer that patients in our clinical trials use to administer MRT5005. The failure of our supplier to provide sufficient quantities, acceptable quality and timely delivery of the nebulizer at an acceptable price, or an interruption in the delivery of goods from such supplier, could delay or otherwise adversely affect our clinical trials of MRT5005, and harm our business and prospects. The use of an alternative manufacturer of the nebulizer could involve significant delays and other costs and regulatory challenges, and may not be available to us on reasonable terms, if at all. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. For example, as of July 29, 2019, three of our patents issued in Europe are under opposition, including one with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership in the European Union would automatically terminate on the deadline, which has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement. Such negotiations have proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on finalizing withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

A substantial number of shares of our common stock may be sold into the market in the near future, including pursuant to our Sales Agreement with Jefferies or our universal shelf registration statement, which could result in dilution to our stockholders and/or cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions under U.S. securities laws. A significant number of our total outstanding shares are restricted from resale but may be sold into the market in the near future. Moreover, holders of a substantial number of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In May 2019, we completed a private placement of 5,582,940 shares of our common stock to several accredited institutional investors. We have filed a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. Furthermore, in July 2018, we registered all shares of common stock that we may issue under our equity compensation plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with

Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $50.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Sales of substantial amounts of shares of our common stock or other securities by our stockholders, by Jefferies pursuant to the Sales Agreement, under our universal shelf registration statement or otherwise could also dilute our stockholders.

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

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. In addition, neither our management nor an independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act because no such evaluation has been required. Had we or our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate any future material weaknesses in our internal control over financial reporting, or identify any material weaknesses in the future, or otherwise fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued by us during the three months ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares and information relating to the section of the Securities Act or rule of the SEC under which exemption from registration was claimed. The below transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

On June 21, 2019, we issued 67,406 shares of common stock in connection with a former employee letter agreement. The shares of common stock issued were exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

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

Aggregate net proceeds from the offering, inclusive of the proceeds from the over-allotment exercise, were $113.2 million, after deducting underwriting discounts and commissions of $8.8 million and offering expenses of $4.3 million payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours.

As of June 30, 2019, we have used approximately $63.7 million of the net proceeds to fund the development of MRT5005 and MRT5201, to fund the discovery and additional preclinical research and development of additional product candidates and platform enhancement, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated April 30, 2019, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2019).

10.2	Registration Rights Agreement, dated April 30, 2019, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 1, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: July 31, 2019	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Date: July 31, 2019	By:	/s/ John R. Schroer
John R. Schroer
Chief Financial Officer and Treasurer