Form 10-Q
period 2019-09-30
Translate Bio, Inc.
filed 2019-11-06
CIK 1693415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2019, the registrant had 60,022,067 shares of common stock, $0.001 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operation for the Three and Nine Months Ended September 30, 2019 and 2018	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 and 2018	3
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2019 and 2018	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION	40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 6.	Exhibits	83
Signatures		84

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$98,930	$55,199
Short-term investments	111,233	88,904
Prepaid expenses and other current assets	6,648	4,474
Restricted cash	950	1,025

Total current assets	217,761	149,602
Property and equipment, net	10,680	10,245
Right-of-use assets, net	10,527	—
Goodwill	21,359	21,359
Intangible assets, net	86,695	106,445
Other long-term assets	2,492	—

Total assets	$349,514	$287,651

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,407	$5,168
Accrued expenses	8,767	6,547
Current portion of deferred revenue	12,603	2,572
Current portion of operating lease liability	489	—

Total current liabilities	25,266	14,287
Long-term portion of contingent consideration	100,399	103,642
Deferred revenue, net of current portion	30,046	41,841
Deferred tax liabilities	—	481
Deferred rent	—	2,105
Operating lease liability, net of current portion	12,230	—

Total liabilities	167,941	162,356

Commitments and contingencies (Notes 3, 4 and 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 60,020,725 shares and 45,139,955 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	60	45
Additional paid-in capital	509,294	371,257
Accumulated deficit	(328,460)	(246,203)
Accumulated other comprehensive income	679	196

Total stockholders’ equity (deficit)	181,573	125,295

Total liabilities and stockholders’ equity (deficit)	$349,514	$287,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$1,266	$238	$3,914	$238

Operating expenses:
Research and development	17,295	12,933	51,343	40,854
General and administrative	6,881	5,957	21,284	16,726
Change in fair value of contingent consideration	(19,834)	26,829	(3,243)	39,589
Impairment of intangible asset	18,559	—	18,559	—

Total operating expenses	22,901	45,719	87,943	97,169

Loss from operations	(21,635)	(45,481)	(84,029)	(96,931)

Other income (expense):
Interest income	428	318	1,306	499
Other expense	(20)	(7)	(20)	(52)

Total other income (expense), net	408	311	1,286	447

Loss before benefit from income taxes	(21,227)	(45,170)	(82,743)	(96,484)
Benefit from income taxes	—	2,524	486	5,126

Net loss	(21,227)	(42,646)	(82,257)	(91,358)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(644)

Net loss attributable to common stockholders	$(21,227)	$(42,646)	$(82,257)	$(92,002)

Net loss per share attributable to common stockholders—basic and diluted	$(0.41)	$(0.97)	$(1.69)	$(5.13)

Weighted average common shares outstanding—basic and diluted	51,891,157	44,036,206	48,574,275	17,949,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(21,227)	$(42,646)	$(82,257)	$(91,358)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax of $0	109	(76)	483	(156)

Comprehensive loss	$(21,118)	$(42,722)	$(81,774)	$(91,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balances at December 31, 2018	—	$—	45,139,955	$45	$371,257	$(246,203)	$196	$125,295
Exercise of stock options	—	—	154,484	—	897	—	—	897
Stock-based compensation expense	—	—	—	—	1,959	—	—	1,959
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	155	155
Net loss	—	—	—	—	—	(33,198)	—	(33,198)

Balances at March 31, 2019	—	—	45,294,439	45	374,113	(279,401)	351	95,108
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	—	5,582,940	6	44,128	—	—	44,134
Issuance of common stock in connection with a former employee letter agreement (Note 9)			67,406	—	847	—	—	847
Forfeited restricted common stock	—	—	(1,334)	—	(1)	—	—	(1)
Exercise of stock options	—	—	66,917	—	519	—	—	519
Stock-based compensation expense	—	—	—	—	2,703	—	—	2,703
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	219	219
Net loss	—	—	—	—	—	(27,832)	—	(27,832)

Balances at June 30, 2019	—	—	51,010,368	51	422,309	(307,233)	570	115,697
Issuance of common stock in connection with public offering, net of underwriting discounts and commissions and offering costs	—	—	9,000,000	9	84,002	—	—	84,011
Forfeited restricted common stock	—	—	(449)	—	—	—	—	—
Exercise of stock options	—	—	10,806	—	84	—	—	84
Stock-based compensation expense	—	—	—	—	2,899	—	—	2,899
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	109	109
Net loss	—	—	—	—	—	(21,227)	—	(21,227)

Balances at September 30, 2019	—	$—	60,020,725	$60	$509,294	$(328,460)	$679	$181,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2017	142,288,292	$192,896	9,582,791	$10	$55,204	$(148,808)	$79	$(93,515)
Accretion of redeemable convertible preferred stock to redemption value	—	185	—	—	(185)	—	—	(185)
Stock-based compensation expense	—	—	—	—	1,383	—	—	1,383
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(79)	(79)
Net loss	—	—	—	—	—	(21,209)	—	(21,209)

Balances at March 31, 2018	142,288,292	193,081	9,582,791	10	56,402	(170,017)	—	(113,605)
Accretion of redeemable convertible preferred stock to redemption value	—	459	—	—	(459)	—	—	(459)
Forfeited restricted common stock	—	—	(311)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,875	—	—	2,875
Exercise of stock options	—	—	49,459	—	278	—	—	278
Net loss	—	—	—	—	—	(27,503)	—	(27,503)

Balances at June 30, 2018	142,288,292	193,540	9,631,939	10	59,096	(197,520)	—	(138,414)
Conversion of redeemable convertible preferred stock to common stock	(142,288,292)	(193,540)	25,612,109	26	193,514	—	—	193,540
Issuance of common stock in connection with IPO, net of commissions and offering costs	—	—	9,714,371	9	113,183	—	—	113,192
Issuance of common stock in full settlement of contingent consideration anti-dilution liability	—	—	183,619	—	2,387	—	—	2,387
Issuance of common stock due to the aggregation of fractional shares in connection with reverse stock split	—	—	52	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,434	—	—	1,434
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(76)	(76)
Net loss	—	—	—	—	—	(42,646)	—	(42,646)

Balances at September 30, 2018	—	$—	45,142,090	$45	$369,614	$(240,166)	$(76)	$129,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(82,257)	$(91,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,951	1,923
Stock-based compensation expense	8,408	5,693
Impairment of intangible asset	18,559	—
Change in fair value of contingent consideration	(3,243)	39,589
Deferred income tax benefit	(486)	(5,126)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,785)	(1,602)
Right-of-use assets	357	—
Accounts payable	(1,740)	(1,593)
Accrued expenses	2,244	1,394
Deferred rent	—	429
Lease liability	(270)	—
Deferred revenue	(1,638)	44,762

Net cash used in operating activities	(61,900)	(5,889)

Cash flows from investing activities:
Purchases of investments	(138,156)	(128,313)
Sales and maturities of investments	116,311	15,998
Purchases of property and equipment	(2,241)	(5,567)

Net cash used in investing activities	(24,086)	(117,882)

Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	84,600	—
Payments of public offering costs	(589)	—
Proceeds from private placement, net of placement agent fees	44,608	—
Payments of private placement offering costs	(477)	—
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	—	117,447
Payments of initial public offering costs	—	(4,089)
Proceeds from option exercises	1,500	278

Net cash provided by financing activities	129,642	113,636

Net increase (decrease) in cash, cash equivalents and restricted cash	43,656	(10,135)
Cash, cash equivalents and restricted cash at beginning of period	56,224	50,024

Cash, cash equivalents and restricted cash at end of period	$99,880	$39,889

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$98,930	$38,864
Restricted cash	950	1,025

Total cash, cash equivalents and restricted cash at end of period	$99,880	$39,889

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2	$363
Deferred offering costs included in accounts payable and accrued expenses	$—	$13
Issuance of common stock in connection with acquisition of MRT Program	$—	$2,387
Issuance of common stock in connection with a former employee letter agreement (Note 9)	$847	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$644

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease.

The Company is developing MRT5005 for the treatment of cystic fibrosis (“CF”). The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single and multiple-ascending doses of MRT5005. Percent predicted forced expiratory volume in one second (“ppFEV1”), which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, the Company completed dosing of all patients in the single-ascending dose (“SAD”) portion of the Phase 1/2 clinical trial and on July 31, 2019, the Company reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005 in a number of patients, primarily at the mid-dose level. Based on the analysis of the interim results, the Company has amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose (“MAD”) portion of this trial. The Company began dosing patients in the MAD portion of the trial in early 2019. The Company expects to report data from the additional SAD dose group and the MAD portion of the clinical trial in 2020.

In September 2019, the Company announced its decision to discontinue the development of MRT5201, a liver targeted treatment for ornithine transcarbamylase (“OTC”) deficiency. The Company’s decision to discontinue the development of MRT5201 for OTC deficiency was based on data from recently completed preclinical studies which did not support the desired pharmacokinetic and safety profile for advancement of the program.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its two wholly owned subsidiaries, Translate Bio MA, Inc. and Translate Bio Securities Corporation, from their date of incorporation. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2019, the unaudited condensed consolidated statements of operations and of comprehensive loss for the three and nine months ended September 30, 2019 and 2018, the unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019 and 2018 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2018 has been derived from the Company’s audited financial statements for the year ended December 31, 2018 previously filed with the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 21, 2019.

The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019, the results of its operations for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are also unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Acquisition of Shire’s MRT Program

In December 2016, the Company entered into an asset purchase agreement (as amended in June 2018, the “Shire Agreement”) with Shire Human Genetic Therapies, Inc. (“Shire”), a subsidiary of Takeda Pharmaceutical Company Ltd., pursuant to which Shire sold equipment to and assigned to the Company all of its rights to certain patent rights, permits, real property leases, contracts, regulatory documentation, books and records, and materials related to Shire’s mRNA therapy platform (the “MRT Program”), including its cystic fibrosis transmembrane conductance regulator program.

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

On July 3, 2019, the Company filed a universal shelf registration statement on Form S-3 with the SEC (the “2019 Shelf”) to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543). On September 20, 2019, the Company issued and sold 9,000,000 shares of its common stock through a public offering under the 2019 Shelf at a price per share of $10.00, resulting in gross proceeds of $90.0 million, before deducting underwriting discounts and commissions of $5.4 million and other offering expenses of $0.6 million.

On July 3, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $50.0 million. The Company has not sold any shares under the Sales Agreement as of November 4, 2019. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions. The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold would be pursuant to the 2019 Shelf.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2019, the Company has funded its operations with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of the Company’s common stock, the proceeds from the IPO, the upfront payment received under the Sanofi Agreement, the proceeds from a private placement of the Company’s common stock and the proceeds from a public offering of the Company’s common stock. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $82.3 million and $91.4 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, the Company had an accumulated deficit of $328.5 million as of September 30, 2019. The Company expects to continue to generate operating losses for the foreseeable future.

As of November 6, 2019, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and short-term investments of $210.2 million as of September 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2021. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the nine months ended September 30, 2019, there were no material changes to the Company’s significant accounting policies, except for the adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as described more fully under the heading “Recently Adopted Accounting Pronouncements”.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability. The Company adopted ASU 2016-02 as of the required effective date of January 1, 2019 using the cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance in Accounting Standards Codification (“ASC”) 840. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles–Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350) (“ASU 2017-04”), which provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

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

3. Sanofi Collaboration and License Agreement

In 2018, the Company entered into the Sanofi Agreement to develop mRNA vaccines and mRNA vaccine platform development for up to five infectious disease pathogens (the “Licensed Fields”).

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

Accounting Under ASC 606

In determining the appropriate amount of revenue to be recognized under ASC 606, Revenue from Contracts with Customers (“ASC 606”), the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company identified the following promised goods or services contained in the Sanofi Agreement: (i) the license it conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how to be conveyed to Sanofi with respect to the Licensed Fields, (iii) its obligation to perform research and development on the Licensed Fields, (iv) its obligation to transfer licensed materials to Sanofi, (v) its obligation to manufacture and supply certain non-clinical and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi; and (vi) the technology and process transfer. The Company assessed whether each of these promised goods or services are distinct performance obligations on their own or if they need to be combined with other promises to create a bundle that is a distinct performance obligation. The Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation. Sanofi’s right to exercise options for up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any option by Sanofi, the contract promises associated with an option target would use a separate proportional performance model for purposes of revenue recognition under ASC 606. There was no significant financing component or non-cash consideration included in the Sanofi Agreement.

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

The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$1,266	$238	$3,914	$238

The following table presents the balance of the Company’s contract liabilities (in thousands):

	September 30,	December 31,
	2019	2018
Contract liabilities
Deferred revenue	$42,649	$44,413

The Company considers the total consideration expected to be earned in the next 12 months for services to be performed as short-term deferred revenue, and consideration that is expected to be earned subsequent to 12 months from the balance sheet date as long-term deferred revenue. The Company expects to complete its obligations and recognize all net revenues from the collaboration over eight years. Revenue recognized from contract liabilities was $1.8 million during the nine months ended September 30, 2019.

Included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 were $0.7 million and $0.8 million, respectively, of short-term receivables from Sanofi for reimbursable development costs.

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

		September 30, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(1,588)	$—	$44,404

Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	—	42,291
IPR&D - OTC	Indefinite	18,559	—	(18,559)	—

Total intangible assets, net		$106,842	$(1,588)	$(18,559)	$86,695

		December 31, 2018
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(397)	$—	$45,595

Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	—	42,291
IPR&D - OTC	Indefinite	18,559	—	—	18,559

Total intangible assets, net		$106,842	$(397)	$—	$106,445

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

Upon commencement of the Sanofi Agreement, the IPR&D - MRT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over an estimated eight-year period based on an economic consumption model. For the three and nine months ended September 30, 2019, the Company recorded amortization expense of $0.4 million and $1.2 million, respectively, related to the definite-lived MRT intangible asset. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $3.6 million, $9.0 million, $9.9 million, $4.2 million, and $2.3 million for the years ending December 31, 2019, 2020, 2021, 2022 and 2023, respectively.

Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. The Company determined that the discontinuation of the development of MRT5201 was an indicator of impairment and as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company will not be investing any additional funds to this program and has reallocated all resources previously dedicated to the OTC deficiency program to other programs within the Company. The Company determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, the Company recorded an impairment charge of $18.6 million in the three and nine months ended September 30, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. Additionally, the Company removed the contingent consideration liability related to this program as of September 30, 2019 (see Note 5). As a result of the termination of the planned Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency, the Company has recorded $0.8 million in short-term receivables, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2019, related to refundable advance payments for this program with one of the Company’s contract research organizations. The research and development expenses related to non-refundable advance payments and wind down costs for this program with the Company’s contract research organizations were immaterial for the three months ended September 30, 2019. As of September 30, 2019, the Company had $0.3 million included in accrued expenses for incurred costs related to the OTC deficiency program, which is expected to be paid by the end of the first quarter of 2020.

Goodwill

The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the nine months ended September 30, 2019. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1st.

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$48,872	$—	$48,872
U.S. government agency bonds	—	111,233	—	111,233

	$—	$160,105	$—	$160,105

Liabilities:
Contingent consideration	$—	$—	$100,399	$100,399

	$—	$—	$100,399	$100,399

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$23,318	$—	$23,318
U.S. government agency bonds	—	88,904	—	88,904

	$—	$112,222	$—	$112,222

Liabilities:
Contingent consideration	$—	$—	$103,642	$103,642

	$—	$—	$103,642	$103,642

During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3.

Cash equivalents as of September 30, 2019 and December 31, 2018 consisted of money market funds totaling $48.9 million and $23.3 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of September 30, 2019 and December 31, 2018 consisted of U.S. government agency bonds and were classified as available-for-sale securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. As of September 30, 2019, the Company’s short-term investments had an amortized cost of $110.5 million, an unrealized gain of $0.7 million and a fair value of $111.2 million. All of these securities have a maturity of one year or less.

Valuation of Contingent Consideration

The contingent consideration liability related to the acquisition of Shire’s MRT Program in 2016 was classified as Level 3 measurement within the fair value hierarchy. The Company may be required to pay future consideration to Shire contingent upon the achievement of potential future milestones and earnout payments.

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

The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs at September 30, 2019 and December 31, 2018	Fair Value at
	Projected Year of Payment	September 30,	December 31,
		2019	2018
Earnout payments	2026 - 2039	$93,078	$94,999
Milestone payments	2026 - 2030	7,321	8,643

		$100,399	$103,642

The discount rate used in the third-party valuation was 13.5% and 14.5% as of September 30, 2019 and December 31, 2018, respectively.

The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2018	$103,642
Discontinuation of MRT5201	(23,174)
Increase in fair value of contingent consideration	19,931

Balance as of September 30, 2019	$100,399

The net decrease in the fair value of contingent consideration during the nine months ended September 30, 2019 was primarily due to a decision to discontinue the development of MRT5201 in September 2019, which resulted in the removal of the $23.2 million in contingent consideration liability related to this program as of September 30, 2019. The decrease was partially offset by an increase in the fair value of contingent consideration due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$8,788	$7,012
Computer equipment	780	686
Office equipment	883	836
Leasehold improvements	5,634	5,635
Construction in progress	1,237	959

	17,322	15,128
Less: Accumulated depreciation and amortization	(6,642)	(4,883)

	$10,680	$10,245

Depreciation and amortization expense related to property and equipment was $0.6 million, $0.5 million, $1.8 million and $1.9 million for the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued external research and development expenses	$4,221	$1,901
Accrued employee compensation and benefits	3,283	2,933
Accrued consultant and professional fees	1,263	977
Other	—	736

	$8,767	$6,547

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

Upon the closing of the Company’s IPO on July 2, 2018, all then-outstanding shares of redeemable convertible preferred stock converted into an aggregate of 25,612,109 shares of common stock according to their terms. As of September 30, 2019 and December 31, 2018, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

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

The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Company’s board of directors. Accordingly, on January 1, 2019, the number of shares of common stock that may be issued under the 2018 Plan increased by 1,805,598 shares of common stock and through September 30, 2019, a total of 142,262 shares issued under the 2016 plan have been cancelled for a total of 4,820,561 shares of common stock reserved for issuance under this plan as of September 30, 2019. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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

As of September 30, 2019, no shares had been issued under the 2018 ESPP.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	6,236,006	$7.78	8.74	$1,104
Granted	2,723,200	$8.52
Exercised	(232,207)	$6.47
Forfeited	(158,493)	$8.02

Outstanding as of September 30, 2019	8,568,506	$8.04	8.67	$16,352

Exercisable as of September 30, 2019	3,071,842	$7.65	8.21	$6,970
Vested and expected to vest as of September 30, 2019	8,568,506	$8.04	8.67	$16,352
Exercisable as of December 31, 2018	1,827,004	$7.16	7.95	$632
Vested and expected to vest as of December 31, 2018	6,236,006	$7.78	8.74	$1,104

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $0.6 million and $0.2 million, respectively.

The weighted average grant-date fair value per share of stock options granted was $5.58 and $5.97 during the nine months ended September 30, 2019 and 2018, respectively.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Nine Months Ended September 30,
	2019	2018
Risk-free interest rate	2.39%	2.81%
Expected term (in years)	6.0	6.0
Expected volatility	73.1%	75.6%
Expected dividend yield	0%	0%

Restricted Common Stock

The following table summarizes the Company’s restricted stock activity since December 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2018	219,148	$1.27
Forfeited restricted common stock	(1,783)	$1.28
Vested restricted common stock	(144,688)	$1.27

Unvested restricted common stock outstanding as of September 30, 2019	72,677	$1.28

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$1,301	$639	$3,454	$3,092
General and administrative expenses	1,598	796	4,954	2,601

	$2,899	$1,435	$8,408	$5,693

Included in general and administrative stock-based compensation expense during the nine months ended September 30, 2019 is $0.8 million related to the issuance of 67,406 shares of common stock in connection with a former employee letter agreement.

As of September 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $26.7 million, which is expected to be recognized over a weighted average period of 2.57 years.

10. Income Taxes

The Company recognized an income tax benefit of $0 and $2.5 million during the three months ended September 30, 2019 and 2018, respectively. The Company recognized an income tax benefit of $0.5 million and $5.1 million during the nine months ended September 30, 2019 and 2018, respectively. The income tax benefits recognized during the three months ended September 30, 2018 and nine months ended September 30, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. The reduction in the deferred tax liabilities during the three months ended September 30, 2018 and nine months ended September 30, 2019 and 2018 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

11. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(21,227)	$(42,646)	$(82,257)	$(91,358)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(644)

Net loss attributable to common stockholders	$(21,227)	$(42,646)	$(82,257)	$(92,002)

Denominator:
Weighted average common shares outstanding—basic and diluted	51,891,157	44,036,206	48,574,275	17,949,026

Net loss per share attributable to common stockholders—basic and diluted	$(0.41)	$(0.97)	$(1.69)	$(5.13)

The Company excluded 99,468 shares and 333,473 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended September 30, 2019 and 2018, respectively, because those shares had not vested. The Company excluded 147,842 shares and 411,644 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the nine months ended September 30, 2019 and 2018, respectively, because those shares had not vested.

The Company’s potentially dilutive securities, which include stock options and unvested restricted common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2019	2018
Options to purchase common stock	8,568,506	6,241,584
Unvested restricted common stock	72,677	290,267

	8,641,183	6,531,851

12. Leases

The Company is a lessee under two operating leases comprising a commercial real estate lease and an equipment lease.

Real Estate Lease

In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The Company occupies approximately 59,000 square feet of space under a 10-year lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

Equipment Lease

In March 2018, the Company entered into an operating lease for communications equipment for use at its office and laboratory space in Lexington, Massachusetts. The term of the lease is five years, expiring in March 2023.

The Company excludes leases with an initial term of one year or less in the recognized ROU assets and lease liabilities. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, lease and non-lease components are combined into a single lease component. The Company’s leases have remaining lease terms of up to nine years, excluding two five-year options to extend the real estate lease after the expiration of the initial term. The Company believes the real estate lease for office and laboratory spaces will be sufficient to meet its needs for the foreseeable future and that suitable additional space will be available as and when needed.

The components of lease cost were as follows (dollar amounts in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Operating lease cost	$673	$2,019
Short-term lease cost	—	—

Total lease cost	$673	$2,019

Other information
Operating cash flows from operating leases	$650	$1,933
Operating lease liabilities arising from obtaining right-of-use assets	$—	$—
Weighted-average remaining lease term	8 years	8 years
Weighted-average discount rate	17.5%	17.5%

During the three and nine months ended September 30, 2018, the company recorded rent expense of $0.7 million and $2.4 million, respectively.

As of September 30, 2019, maturities of operating lease liabilities are as follows (in thousands):

September 30, 2019
2019	$650
2020	2,659
2021	2,737
2022	2,818
2023	2,860
2024 and thereafter	13,097

Total future minimum lease payments	24,821
Less: imputed interest	(12,102)

Present value of lease liabilities	$12,719

As of December 31, 2018, minimum rental commitments under the real estate lease was as follows (in thousands):

December 31, 2018
2019	$2,534
2020	2,610
2021	2,688
2022	2,769
2023	2,852
2024 and thereafter	13,096

Total future minimum lease payments	$26,549

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

Suite Retention and Development Agreement

In September 2019, the Company entered into a suite retention and development agreement with Albany Molecular Research, Inc. (“AMRI”) under which a series of cleanroom suites will be built at AMRI’s manufacturing facility (“AMRI Agreement”) in accordance with the Company’s objectives. The Company will have exclusive use of the space once the build-out is completed and a certificate of occupancy is obtained. The build-out is expected to be completed by the end of the second quarter of 2020. The AMRI Agreement shall continue for five years after the build-out is completed, and the Company has the right to extend for an additional three years. Under the AMRI Agreement, the Company agreed to provide $6.0 million to finance the costs of the build-out (“Build-Out Costs”). In the event the Build-Out Costs exceed $6.0 million, the Company and AMRI will share overage costs equally, up to $11.0 million. The Company will be responsible for any Build-Out Costs exceeding $11.0 million. The Company has paid $2.5 million towards the Build-Out Costs, which is included in other long-term assets in the condensed consolidated balance sheets as of September 30, 2019, and paid $1.0 million for certain initial deliverables, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2019. Beginning with the month following the build-out completion, the Company will pay monthly fees of $1.0 million, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out completion. The Company has determined this is a lease under ASC 842. As of September 30, 2019, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out and as such, this lease was not included in the ROU asset or lease liabilities on the Company’s condensed consolidated balance sheet.

13. Commitments and Contingencies

Research, Supply and License Agreements

Roche Master Supply Agreement

The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of September 30, 2019, the Company’s purchase commitments under the agreement totaled $18.6 million, with $4.2 million committed as payments for the remainder of 2019, $0.5 million committed as payments in 2020 and $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled $1.8 million and $0.8 million during the three months ended September 30, 2019 and 2018, respectively, and $5.4 million and $2.5 million during the nine months ended September 30, 2019 and 2018, respectively.

MIT Research Agreements

In September 2019, the Company entered into a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for the Company (the “2019 MIT Agreement”). As of September 30, 2019, the Company had not made any payments to MIT towards the total committed amount. There were no research and development expenses related to this agreement during the three and nine months ended September 30, 2019. As of September 30, 2019, there were no amounts payable by the Company under the agreement. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.

In November 2016, the Company entered into a research agreement with MIT pursuant to which the Company was obligated to reimburse MIT in an amount up to $3.1 million for specified direct and indirect costs incurred through October 2019 in specified research activities conducted for the Company (the “2016 MIT Agreement”). As of September 30, 2019 and December 31, 2018, the

Company had paid MIT $3.1 million and $2.5 million, respectively, of the total committed amount. Research and development expenses related to this agreement totaled $0.2 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and $0.7 million and $0.9 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there were no amounts payable by the Company under the agreement. As amended, the 2016 MIT Agreement expired in October 2019.

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

Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid no annual license maintenance fees to MIT during each of the three months ended September 30, 2019 and 2018 and paid $0.2 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively.

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

Research and development expenses related to this agreement totaled less than $0.1 million during each of the three months ended September 30, 2019 and 2018, and $0.1 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, there were no liabilities recorded by the Company related to this agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2019 and December 31, 2018.

Legal Proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

14. Related Party Transactions

Consulting Agreement with Daniel S. Lynch

In 2012, the Company entered into a consulting agreement with Daniel S. Lynch, the chairman of the Company’s board of directors, for the provision of consulting, advisory and related services. Pursuant to the consulting agreement, as amended through March 2015, Mr. Lynch was entitled to base compensation of $100,000 per year and was eligible to receive an annual performance bonus of up to 25% of his base compensation. In June 2018, the Company’s board of directors approved a director compensation program that became effective on the effective date of the registration statement related to the Company’s IPO. The Company has not made any payments to Mr. Lynch under the consulting agreement since the approval of the director compensation program. During the three months ended September 30, 2019 and 2018, the Company did not record any general and administrative expenses related to this agreement. During the nine months ended September 30, 2019 and 2018, the Company recorded general and administrative expenses of $0 and $0.1 million, respectively, related to this agreement. During the three and nine months ended September 30, 2019 and 2018, the Company paid Mr. Lynch $0, $0, $11,250 and $0.1 million, respectively, in connection with his services provided under the agreement. As of September 30, 2019 and December 31, 2018, amounts due under this agreement totaled $0 and $11,250, respectively, which were included in accrued expenses on the consolidated balance sheets.

Private Placement

In connection with a private placement of the Company’s common stock in May 2019, entities affiliated with Baupost Group, L.L.C. (“Baupost”), a substantial stockholder, purchased 2,352,941 shares of the Company’s common stock at a price per share of $8.50 for an aggregate purchase price of $20.0 million.

Public Offering

In connection with a public offering of the Company’s common stock in September 2019, Baupost purchased 5,000,000 shares of the Company’s common stock at a price per share of $10.00 for an aggregate purchase price of $50.0 million.

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

Overview

We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe that the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe that our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect, with the potential to transform life-threatening illnesses into manageable chronic conditions. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. We also believe our technology is applicable to a broad range of diseases, including diseases that affect the liver, eye and central nervous system. Additionally, our MRT platform may be applied to produce various classes of treatments, such as therapeutic antibodies or vaccines in areas such as infectious disease and oncology.

We are developing MRT5005 for the treatment of cystic fibrosis, or CF. We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. Percent predicted forced expiratory volume in one second, or ppFEV1, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, we completed dosing of patients in the single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial and on July 31, 2019, we reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005 in a number of patients, primarily at the mid-dose level. Based on the analysis of the interim results, we have amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose, or MAD, portion of this trial. We began dosing patients in the MAD portion of this trial in early 2019. We expect to report data from the additional SAD dose group and the MAD portion of the clinical trial in 2020.

Beyond CF, we intend to leverage our lung delivery platform and focus our preclinical research efforts on identifying lead development candidates in additional pulmonary diseases with unmet medical need, including primary ciliary dyskinesia, pulmonary arterial hypertension and idiopathic pulmonary fibrosis. Additionally, we intend to leverage the broad applicability of our platform through a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using our mRNA technology for up to five infectious disease pathogens. We have several discovery-stage programs to identify additional potential mRNA therapeutic candidates.

In September 2019, we announced our decision to discontinue the development of MRT5201, a liver targeted treatment for ornithine transcarbamylase, or OTC, deficiency. Our decision to discontinue the development of MRT5201 for OTC deficiency was based on data from recently completed preclinical studies which did not support the desired pharmacokinetic and safety profile for advancement of the program. These data are related to the first-generation lipid nanoparticle, or LNP, designed to be delivered to the liver via intravenous administration from the program. As such, this LNP is different than that used in our CF and other pulmonary development programs which are designed to deliver the LNP-encapsulated mRNA through nebulization.

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

Through September 30, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our initial public offering of our common stock, or the IPO, $45.0 million from the upfront payment received under the Sanofi Agreement, net cash proceeds of $44.1 million from a private placement of our common stock and net cash proceeds of $84.0 million from a public offering of our common stock.

Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $21.2 million and $42.6 million for the three months ended September 30, 2019 and 2018, respectively, and $82.3 million and $91.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $328.5 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $210.2 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources—Funding Requirements.”

Components of Our Results of Operations

Revenue from Product Sales

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.

Collaboration Revenue

In 2018, we entered into the Sanofi Agreement to develop mRNA vaccines and mRNA vaccine platform development for up to five infectious disease pathogens, or the Licensed Fields.

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

The table below summarizes our direct research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
CF program (including MRT5005)	$5,458	$3,884	$17,343	$12,498
OTC deficiency program (including MRT5201)	2,155	2,636	6,241	7,961
MRT discovery program	1,873	1,432	5,416	3,439
Vaccine discovery program	243	102	788	102
Oligonucleotide discovery program	107	21	202	100
Unallocated research and development expenses	7,459	4,858	21,353	16,754

Total research and development expenses	$17,295	$12,933	$51,343	$40,854

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

In September 2019, we announced our decision to discontinue the development of MRT5201. We will not be investing any additional funds to this program and we have reallocated all resources previously dedicated to the OTC deficiency program to our other programs.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with investigational new drug, or IND, enabling studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•

the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or the FDA, or any comparable foreign regulatory authority;

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, in September 2019, we announced our decision to discontinue the development of MRT5201. In addition, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.

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

Impairment of Intangible Assets

In connection with our acquisition of the MRT Program, we recognized indefinite-lived in-process research and development, or IPR&D, which is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. Following the impairment test, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. In September 2019, we announced our decision to discontinue the development of MRT5201 and as a result recorded an impairment charge.

Other Income (Expense), Net

Interest Income

Interest income consists of income recognized in connection with our investments in money market funds and U.S. government agency bonds.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

We recognized an income tax benefit of $0 and $2.5 million during the three months ended September 30, 2019 and 2018, respectively. We recognized an income tax benefit of $0.5 million and $5.1 million during the nine months ended September 30, 2019 and 2018, respectively. The income tax benefits recognized during the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$1,266	$238	$1,028
Operating expenses:
Research and development	17,295	12,933	4,362
General and administrative	6,881	5,957	924
Change in fair value of contingent consideration	(19,834)	26,829	(46,663)
Impairment of intangible asset	18,559	—	18,559

Total operating expenses	22,901	45,719	(22,818)

Loss from operations	(21,635)	(45,481)	23,846

Other income (expense):
Interest income	428	318	110
Other expense	(20)	(7)	(13)

Total other income (expense), net	408	311	97

Loss before benefit from income taxes	(21,227)	(45,170)	23,943
Benefit from income taxes	—	2,524	(2,524)

Net loss	$(21,227)	$(42,646)	$21,419

Collaboration Revenue

Collaboration revenue was $1.3 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, which was derived from the Sanofi Agreement. The increase of $1.0 million was primarily related to further development of the vaccine discovery program in the three months ended September 30, 2019 compared to the same period in 2018.

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct external research and development expenses by program:
CF program (including MRT5005)	$5,458	$3,884	$1,574
OTC deficiency program (including MRT5201)	2,155	2,636	(481)
MRT discovery program	1,873	1,432	441
Vaccine discovery program	243	102	141
Oligonucleotide discovery program	107	21	86
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,629	3,443	1,186
Other	2,830	1,415	1,415

Total research and development expenses	$17,295	$12,933	$4,362

Research and development expenses were $17.3 million for the three months ended September 30, 2019, compared to $12.9 million for the three months ended September 30, 2018. The increase of $4.4 million was primarily due to increases in external research and development service costs resulting from costs incurred to conduct our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF and continued development of our MRT and vaccine discovery programs, as well as an increase in personnel-related costs.

Direct external expenses of our CF program increased by $1.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased raw material and manufacturing costs as well as increased costs related to our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF.

Direct external expenses of our OTC deficiency program decreased by $0.5 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Expenses incurred in the three months ended September 30, 2018 included increased preclinical development and IND-enabling studies compared to the same period in 2019, partially offset by the initial costs of CROs during the three months ended September 30, 2019 to conduct our planned Phase 1/2 clinical trial of MRT5201 for the treatment of patients with OTC deficiency. In September 2019, we announced our decision to discontinue the development of MRT5201. We will not be investing any additional funds to this program.

Direct external expenses of our MRT discovery program increased by $0.4 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased costs related to our ongoing exploratory research in the program.

Direct external expenses of our vaccine discovery program increased by $0.1 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased costs related to our exploratory research in the program associated with the Sanofi Agreement which became effective in July 2018.

Unallocated research and development expenses increased by $2.6 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase of $1.2 million in personnel-related costs was primarily related to an increase in headcount in the three months ended September 30, 2019 compared to the same period in 2018. The increase of $1.4 million in other unallocated research and development expenses was due to an increase of $0.8 million in professional fees related to manufacturing and an increase of $0.5 million in amortization expense related to the definite-lived MRT intangible asset.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended September 30, 2019, compared to $6.0 million for the three months ended September 30, 2018. The increase of $0.9 million was primarily due to an increase of $0.9 million in personnel-related costs primarily due to an increase in stock-based compensation expense, resulting from options granted during the nine months ended September 30, 2019.

Change in Fair Value of Contingent Consideration

In the three months ended September 30, 2019 and 2018, we recognized operating income of $19.8 million and operating expenses of $26.8 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The $19.8 million income recognized during the three months ended September 30, 2019 was attributed primarily to a decrease in the fair value of the contingent consideration liability for future earnout payments that could become due. The decrease in the fair value of contingent consideration was primarily due to a decision to discontinue the development of MRT5201, which resulted in the removal of the $23.2 million in contingent consideration liability related to this program as of September 30, 2019, partially offset by an increase in the fair value due to the continued progress of MRT5005 and the time value of money due to the passage of time.

Impairment of Intangible Asset

In September 2019, we announced our decision to discontinue the development of MRT5201. We determined this was an indicator of impairment and, as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, in the three months ended September 30, 2019, we recognized an impairment charge of $18.6 million representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program.

Benefit from Income Taxes

During the three months ended September 30, 2019 and 2018, we recognized an income tax benefit of $0 and $2.5 million, respectively. The income tax benefit recognized during the three months ended September 30, 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$3,914	$238	$3,676
Operating expenses:
Research and development	51,343	40,854	10,489
General and administrative	21,284	16,726	4,558
Change in fair value of contingent consideration	(3,243)	39,589	(42,832)
Impairment of intangible asset	18,559	—	18,559

Total operating expenses	87,943	97,169	(9,226)

Loss from operations	(84,029)	(96,931)	12,902

Other income (expense):
Interest income	1,306	499	807
Other expense	(20)	(52)	32

Total other income (expense), net	1,286	447	839

Loss before benefit from income taxes	(82,743)	(96,484)	13,741
Benefit from income taxes	486	5,126	(4,640)

Net loss	$(82,257)	$(91,358)	$9,101

Collaboration Revenue

Collaboration revenue was $3.9 million and $0.2 for the nine months ended September 30, 2019 and 2018, respectively, which was derived from the Sanofi Agreement. The increase of $3.7 million was primarily related to increased activities for the vaccine discovery program in the nine months ended September 30, 2019 compared to the same period in 2018.

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct external research and development expenses by program:
CF program (including MRT5005)	$17,343	$12,498	$4,845
OTC deficiency program (including MRT5201)	6,241	7,961	(1,720)
MRT discovery program	5,416	3,439	1,977
Vaccine discovery program	788	102	686
Oligonucleotide discovery program	202	100	102
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	13,615	11,356	2,259
Other	7,738	5,398	2,340

Total research and development expenses	$51,343	$40,854	$10,489

Research and development expenses were $51.3 million for the nine months ended September 30, 2019, compared to $40.9 million for the nine months ended September 30, 2018. The increase of $10.5 million was primarily due to increases in external research and development service costs resulting from costs incurred to conduct our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF and continued development of our MRT and vaccine discovery programs, as well as an increase in personnel-related costs.

Direct external expenses of our CF program increased by $4.8 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased raw material and manufacturing costs as well as increased costs related to our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF.

Direct external expenses of our OTC deficiency program decreased by $1.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Expenses incurred in the nine months ended September 30, 2018 included increased preclinical development and IND-enabling studies compared to the same period in 2019, partially offset by the initial costs of CROs during the nine months ended September 30, 2019 to conduct our planned Phase 1/2 clinical trial of MRT5201 for the treatment of patients with OTC deficiency. In September 2019, we announced our decision to discontinue the development of MRT5201. We will not be investing any additional funds to this program.

Direct external expenses of our MRT discovery program increased by $2.0 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased costs related to our ongoing exploratory research in the program.

Direct external expenses of our vaccine discovery program increased by $0.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased costs related to our exploratory research in the program associated with the Sanofi Agreement which became effective in July 2018.

Unallocated research and development expenses increased by $4.6 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase of $2.3 million in personnel-related costs was primarily related to an increase in headcount in the nine months ended September 30, 2019 compared to the same period in 2018. The increase of $2.3 million in other unallocated research and development expenses was due to an increase of $1.5 million in amortization expense related to the definite-lived MRT intangible asset, an increase of $1.1 million in professional fees primarily related to manufacturing and an increase of $0.4 million related to maintenance and license fees, partially offset by a decrease of $0.9 million in facilities costs.

General and Administrative Expenses

General and administrative expenses were $21.3 million for the nine months ended September 30, 2019, compared to $16.7 million for the nine months ended September 30, 2018. The increase of $4.6 million was primarily due to an increase of $3.6 million in personnel-related costs, an increase of $0.6 million in insurance costs and an increase of $0.4 million in professional fees, all partially offset by a decrease of $0.5 million in depreciation expense.

The increase in personnel-related costs was primarily due to an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2018 and the nine months ended September 30, 2019, as well as an increase in headcount in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The increase in insurance costs was a result of additional insurance coverage associated with operating as a publicly traded company.

The increase in professional fees was due to an increase in legal fees primarily associated with filing patent applications and prosecuting our intellectual property portfolio as well as an increase in costs related to operating as a public company, partially offset by a decrease in consulting costs in the nine months ended September 30, 2018 for which there was no comparable expense in the same period in 2019.

The decrease in depreciation expense was primarily due to the acceleration of unamortized leasehold improvements for a terminated lease in 2018.

Change in Fair Value of Contingent Consideration

In the nine months ended September 30, 2019 and 2018, we recognized operating income of $3.2 million and operating expenses of $39.6 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The $3.2 million income recognized during the nine months ended September 30, 2019 was attributed primarily to a decrease in the fair value of the contingent consideration liability for future earnout payments that could become due. The decrease was primarily due to our decision to discontinue the development of MRT5201 in September 2019, which resulted in the removal of the $23.2 million in contingent consideration liability related to this program as of September 30, 2019. The decrease was partially offset by an increase in the fair value of contingent consideration was primarily due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.

Impairment of Intangible Asset

In September 2019, we announced our decision to discontinue the development of MRT5201. We determined this was an indicator of impairment and, as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, in the nine months ended September 30, 2019, we recognized an impairment charge of $18.6 million representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program.

Benefit from Income Taxes

During the nine months ended September 30, 2019 and 2018, we recognized an income tax benefit of $0.5 million and $5.1 million, respectively. The income tax benefits recognized during the nine months ended September 30, 2019 and 2018 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

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

Through September 30, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our IPO, $45.0 million from the upfront payment received under the Sanofi Agreement, net cash proceeds of $44.1 million from a private placement of our common stock and net cash proceeds of $84.0 million from a public offering of our common stock.

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

On July 3, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2019 Shelf, to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543). On September 20, 2019, we issued and sold 9,000,000 shares of our common stock through a public offering under the 2019 Shelf at a price per share of $10.00, resulting in gross proceeds of $90.0 million, before deducting underwriting discounts and commissions of $5.4 million and other offering expenses of $0.6 million.

On July 3, 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $50.0 million. We have not sold any shares under the Sales Agreement as of November 4, 2019. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our shares of common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold would be pursuant to the 2019 Shelf.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(61,900)	$(5,889)
Net cash used in investing activities	(24,086)	(117,882)
Net cash provided by financing activities	129,642	113,636

Net increase (decrease) in cash, cash equivalents and restricted cash	$43,656	$(10,135)

Operating Activities

During the nine months ended September 30, 2019, operating activities used $61.9 million of cash, resulting from our net loss of $82.3 million and net cash used in changes in our operating assets and liabilities of $5.8 million, partially offset by net non-cash charges of $26.2 million. Net cash used in changes in our operating assets and liabilities consisted of a $4.8 million increase in prepaid expenses and other assets and a $1.7 million decrease in accounts payable. Net non-cash charges for the nine months ended September 30, 2019 primarily consisted of an impairment charge of $18.6 million representing the entire value of the indefinite-live IPR&D related to the OTC deficiency program resulting from our decision to discontinue the development of MRT5201 and an $8.4 million increase in stock-based compensation expense. These non-cash expenses were partially offset by a net $3.2 million decrease in the change in the fair value of contingent consideration which was primarily due to the decision to discontinue the development of

MRT5201, which resulted in the removal of the $23.2 million in contingent consideration liability related to this program, partially offset by an increase in the fair value of contingent consideration due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.

During the nine months ended September 30, 2018, operating activities used $5.9 million of cash, resulting from our net loss of $91.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $43.4 million, and by net non-cash charges of $42.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted of a $44.8 million increase in deferred revenue resulting from the $45.0 million upfront payment received under the Sanofi Agreement, which was effective in July 2018, partially offset by a $1.6 million increase in prepaid expenses and a $1.6 million decrease in accounts payable. Net non-cash charges for the nine months ended September 30, 2018 consisted of a $39.6 increase in the change in fair value of contingent consideration which was primarily due to the continued progress of MRT5005, including the initiation in May 2018 of our Phase 1/2 clinical trial for the treatment of patients with CF, as well as a decrease in the discount rate.

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $24.1 million, consisting of $138.2 million of purchases of short-term investments and $2.2 million of purchases of property and equipment, partially offset by $116.3 million of sales and maturities of short-term investments.

During the nine months ended September 30, 2018, net cash used in investing activities was $117.9 million, consisting of $128.3 million of purchases of short-term investments as well as $5.6 million of purchases of property and equipment, which primarily consisted of leasehold improvements and other property related to our lease of office and laboratory space in Lexington, Massachusetts, partially offset by $16.0 million of sales and maturities of short-term investments.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $129.6 million, consisting of net cash proceeds of $44.1 million from a private placement of our common stock, net cash proceeds of $84.0 million from a public offering of our common stock and $1.5 million in proceeds from option exercises.

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

We believe that our existing cash, cash equivalents and short-term investments of $210.2 million as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments as of December 31, 2018 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report with the exception of the commitments as described below.

In September 2019, we entered into a suite retention and development agreement with Albany Molecular Research, Inc., or AMRI, under which a series of cleanroom suites will be built at AMRI’s manufacturing facility for our exclusive use. Under this agreement, we agreed to provide $6.0 million to finance the costs of the build-out, or Build-Out Costs. In the event the Build-Out Costs exceed $6.0 million, we and AMRI will share the overage equally, up to $11.0 million. We will be responsible for any Build-Out Costs exceeding $11.0 million. Beginning with the month following the build-out completion, we will pay monthly fees of $1.0 million for five years, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out completion, and we have the right to extend the lease for an additional three year term.

In September 2019, we entered into a new research agreement with the Massachusetts Institute of Technology, or MIT, pursuant to which we are obligated to reimburse MIT in an amount up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 in specified research activities conducted for us. As of September 30, 2019, there were no amounts payable by us under the agreement with MIT.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant losses. Our net loss was $82.3 million and $97.4 million for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $328.5 million. We have funded our operations to date primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, the proceeds from our IPO, an upfront payment received under the Sanofi Agreement, the proceeds from a private placement of our common stock and the proceeds from a public offering of our common stock. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the clinical development of MRT5005;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

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

Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights, conducting discovery, research and development activities for our programs, undertaking preclinical studies, entering into licensing agreements and planning for potential commercialization. While we are conducting a Phase 1/2 clinical trial of MRT5005, we have not yet completed a clinical trial of any of our product candidates. We have not yet demonstrated the ability to obtain marketing approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any evaluation of our business to date or predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue ongoing and initiate clinical trials of and seek marketing approval for our product candidates. These expenditures will include costs associated with our asset purchase agreement, as amended, with Shire Human Genetic Therapies, Inc., or Shire, a subsidiary of Takeda Pharmaceutical Company Ltd., referred to as the Shire Agreement. Under the terms of the Shire Agreement, we are obligated to make significant cash payments upon the achievement of specified commercial milestones, as well as earnout payments in connection with sales of products based on the compounds that we acquired from Shire.

We will require additional capital to advance MRT5005 and any other product candidates we develop through necessary clinical trials and clinical development. In addition, if we obtain marketing approval for any of our product candidates that we plan to commercialize ourselves, we expect to incur significant expenses related to product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain additional funding in connection with our continuing operations. We may raise this additional funding through the sale of equity, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions and funding under government or other contracts. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We believe that our existing cash, cash equivalents and short-term investments of $210.2 million as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the first half of 2021. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our MRT platform, or any similar or competitive mRNA platforms, will result in the development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our MRT platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all. For example, in September 2019 we discontinued the development of MRT5201, a liver targeted treatment for ornithine transcarbamylase, or OTC, deficiency, and terminated our Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency.

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

In the near term, we are dependent on the success of MRT5005. If we are unable to complete satisfactorily the clinical development of, obtain marketing approval for or successfully commercialize MRT5005, either alone or with a future collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.

We do not currently have products approved for sale and are investing a significant portion of our efforts and financial resources in the development of MRT5005. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop and obtain marketing approval for, and successfully commercialize, MRT5005.

The success of MRT5005 will depend on several factors, including the following:

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

Many of these factors are beyond our control, including clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize MRT5005, on our own or with any future collaborator, or experience delays as a result of any of these factors or otherwise, our business would be substantially harmed.

Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If the initiation or completion of clinical trials of our product candidates, particularly MRT5005, is prolonged or delayed, we or any future collaborators may be unable to obtain required regulatory approvals, and therefore will be unable to commercialize our product candidates on a timely basis or at all, which will adversely affect our business.

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

In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of these product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, after we submitted an IND to the FDA supporting the initiation of a planned Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency in December 2018, the FDA placed our IND on clinical hold and we were required to complete additional preclinical studies in order to proceed with the MAD Phase 1/2 clinical trial of MRT5201. Subsequently, we completed those preclinical studies and the resulting data did not support the desired pharmacokinetic and safety profile for advancement of the program. As a result, in September 2019 we decided to discontinue the development of MRT5201 for OTC deficiency. In addition, after we submitted an IND for MRT5005 to initiate our Phase 1/2 clinical trial in patients with CF, the FDA placed a clinical hold on the IND, requiring us to submit, prior to initiating the trial, additional chemistry, manufacturing and controls information relating to materials and processes used during the manufacture of the product candidate. The FDA lifted the clinical hold for our Phase 1/2 clinical trial of MRT5005 in April 2018.

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

There can be no assurance that the success we achieved in preclinical studies of MRT5005 or may achieve in preclinical studies of other product candidates will result in success in clinical trials of these product candidates. In addition, we cannot assure you that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.

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

Identifying, qualifying and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In particular, because our clinical trial of MRT5005 is focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Many CF clinical trial sites place importance on the review, ranking and sanctioning of CF patient advocacy groups. If CF patient advocacy groups do not timely sanction or highly rate our clinical trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials.

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

Additionally, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities for certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, we currently intend to focus our capital resources primarily on the clinical development of MRT5005. However, the development of MRT5005 may ultimately prove to be unsuccessful or less successful than another product candidate in our pipeline that we might have chosen to pursue on a more aggressive basis with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaborative arrangement.

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

If our product candidates or proposed delivery modes are associated with undesirable side effects or have unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or raise other safety issues that delayed or prevented further development of the compound. Further, given the relatively small patient populations for which we are developing our product candidates, we expect to have to evaluate long-term exposure to establish the safety and tolerability of our product candidates in a chronic dose setting. The adverse effects from long-term exposure, as well as exposure in general, to our product candidates are unknown because they are a new class of therapeutics that have never been evaluated in a clinical trial. The risk of adverse or undesirable side effects therefore remains a significant concern, and we cannot assure you that these or other risks will not occur in any of our current or future clinical trials of MRT5005 or other product candidates that we may develop.

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

We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of MRT5005 or any future product candidates.

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

If approved for the treatment of CF, MRT5005 would compete with Kalydeco, Orkambi, Symdeko and Trikafta, each of which is marketed by Vertex Pharmaceuticals Incorporated, or Vertex. Vertex also has several CFTR corrector and modulator compounds in clinical development, each of which is currently in a Phase 2 clinical trial.

Our other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie Inc., Corbus Pharmaceuticals, Inc., Eloxx Pharmaceuticals Ltd, Flatley Discovery Lab, LLC and Proteostasis Therapeutics, Inc.

Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: Arcturus Therapeutics Holdings Inc., CRISPR Therapeutics AG, Editas Medicine Inc. and Moderna, Inc.

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

Our use of third-party manufacturers increases the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates. For example, we recently entered into a leasing arrangement with a third-party manufacturer, Albany Molecular Research, Inc., or AMRI, for the manufacture of certain portions of our product candidates. Although we are closely involved with the design and construction of the cleanroom suites, we may still experience delays in construction of the cleanroom suites and the development services provided by AMRI.

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

For example, our license agreement with MIT imposes specified diligence, annual payment, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under the license agreement, MIT may have the right to terminate the license agreement, in which event we might not be able to market, and may be required to transfer to MIT our rights in, any product that is covered by the MIT agreement, including products that may be developed under our collaboration with Sanofi. Termination of the license agreement may also result in our having to negotiate a new or reinstated license with less favorable terms, which would have a material adverse impact on our business.

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

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. For example, as of November 4, 2019, four of our patents issued in Europe are under opposition, including one with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership in the European Union would automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on finalizing withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

We, or any future collaborators, may not be able to obtain and maintain orphan drug exclusivity for our product candidates in the United States and Europe.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. In November 2015, the FDA granted orphan drug designation to MRT5005 for the treatment of CF. We may seek orphan drug designations for MRT5005 for other indications or for other of our product candidates. There can be no assurances that we will be able to obtain such designations.

Even if we, or any future collaborators, obtain orphan drug designation for a product candidate as we have obtained for MRT5005 for the treatment of CF, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product for that time period. The applicable period is seven years in the United States and 10 years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

In May 2019, we completed a private placement of 5,582,940 shares of our common stock to several accredited institutional investors. We have filed a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended. Furthermore, in July 2018 and May 2019, we registered all shares of common stock that we may issue under our equity compensation plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with

Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $50.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. In September 2019, we completed a public offering of 9,000,000 shares our common stock registered under our universal shelf registration statement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

As of September 30, 2019, we have used approximately $85.5 million of the net proceeds to fund the development of MRT5005 and MRT5201, to fund the discovery and additional preclinical research and development of additional product candidates and platform enhancement, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Suite Retention and Development Agreement, dated September 9, 2019, by and between Albany Molecular Research Inc. and the Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Translate Bio, Inc.

Date: November 6, 2019	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ John R. Schroer
John R. Schroer
Chief Financial Officer and Treasurer