Form 10-K
period 2019-12-31
Translate Bio, Inc.
filed 2020-03-12
CIK 1693415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-38550

Translate Bio, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	61-1807780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
29 Hartwell Avenue Lexington, Massachusetts (Address of principal executive offices)	02421 (Zip Code)

Registrant’s telephone number, including area code: (617) 945-7361

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	TBIO	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2019, was $486,315,359.

The number of shares of Registrant’s common stock outstanding as of March 9, 2020 was 60,029,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, scheduled to be held on June 16, 2020, are incorporated by reference into Part III of this Report.

i

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

•

our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and short-term investments and the period in which we expect that such cash, cash equivalents and short-term investments will enable us to fund such operating expenses and capital expenditure requirements;

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

Overview

We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe that the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe that our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect, with the potential to transform life-threatening illnesses into manageable chronic conditions. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. We also believe our technology is applicable to a broad range of diseases, including diseases that affect the liver. Additionally, our MRT platform may be applied to produce various classes of treatments, such as therapeutic antibodies or vaccines in areas such as infectious disease and oncology.

We are developing MRT5005 for the treatment of cystic fibrosis, or CF. We believe MRT5005 is the first clinical-stage mRNA product candidate designed to deliver mRNA encoding fully functional cystic fibrosis transmembrane conductance regulator, or CFTR, protein to the lung. We have designed MRT5005 to be inhaled via a handheld nebulizer and to be administered in a once-weekly dose. Once the inhaled MRT5005 has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug and fast track designation for MRT5005 for the treatment of CF.

We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. Percent predicted forced expiratory volume in one second, or ppFEV1, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, we completed dosing of patients in the single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. As further described below, marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at the mid-dose level. Based on the analysis of the interim results, we have amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose, or MAD, portion of this trial. We began dosing patients in the MAD portion of this trial in early 2019. We expect to report data from the additional SAD dose group and the MAD portion of the clinical trial in the third quarter of 2020.

We are developing MRT5005 for the treatment of patients with CF, which is the most common fatal inherited disease in the United States. CF affects approximately 30,000 patients in the United States and a total of more than 70,000 patients worldwide and leads to premature death. CF is caused by genetic mutations that result in dysfunctional or absent CFTR protein. CF results in mucus buildup in the lungs, pancreas and other organs, and mortality is primarily driven by a progressive decline in lung function.

Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations; therefore, there remains a significant unmet medical need for patients with CF who have genetic mutations non-amenable to currently approved CFTR modulating therapies. Additionally, patients treated with these current therapies still suffer from a long-term decline in lung function and exacerbations that require hospitalization. MRT5005 is being developed to treat the underlying cause of CF, regardless of the specific genetic mutation, including in patients with limited or no CFTR protein.

We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need. Building upon the MRT5005 program’s success to date, we are exploring innovation in the MRT platform including novel lipid nanoparticles, protein engineering approaches and manufacturing process enhancements to identify next-generation CF candidates that can support expansion of our pipeline opportunities. Beyond CF, we have discovery efforts underway to identify lead product candidates in additional pulmonary diseases, including primary ciliary dyskinesia, or PCD, pulmonary arterial hypertension, or PAH, and idiopathic pulmonary fibrosis, or IPF. Additionally, we intend to leverage the broad applicability of our platform through a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using our mRNA technology for up to five infectious disease pathogens. We are conducting preclinical studies with lead candidates from our vaccine program to support an anticipated investigational new drug, or IND, filing in 2021.

We have also begun to explore ways to leverage our delivery platform and expertise to apply different modalities to diseases where the knock-down/reduction or degradation of a protein would lead to therapeutic benefit, including small interfering RNA, or siRNA, or biological protein degradation. For example, in IPF, we are conducting preclinical studies to evaluate the delivery of siRNA and the resulting knock-down effect of a specific target of interest.

In September 2019, we announced our decision to discontinue the development of MRT5201, a liver targeted treatment for ornithine transcarbamylase, or OTC, deficiency. Our decision to discontinue the development of MRT5201 for OTC deficiency was based on data from preclinical studies completed in 2019, the results of which did not support the desired pharmacokinetic and safety profile for advancement of the program. These data are related to the first-generation liver lipid nanoparticle, or LNP, designed to be delivered to the liver via intravenous administration from the program. As such, this LNP is different from that used in our CF and other pulmonary development programs which are designed to deliver the LNP-encapsulated mRNA through nebulization, and different from the next-generation lipids currently being evaluated as part of a robust formulations discovery effort, including for application in liver diseases.

mRNA plays a central role in the production of proteins, which are needed to carry out essential cellular functions. Cells transcribe genetic information encoded in DNA into mRNA that contains the instructions that are used by cells to produce proteins. mRNA therapy is engineered to deliver mRNA encoding functional proteins that replace defective or missing proteins, and has potential advantages, including that it:

•	restores gene expression without entering the cell nucleus or changing the genome;

•	enables the treatment of diseases that were previously undruggable by using the cell’s own machinery to produce fully functional proteins;

•	has drug-like properties that are familiar to health care providers, including the potential to repeat and adjust dosing in a chronic setting; and

•	permits rapid development from target gene selection to product candidate.

Our product candidates consist of two major components: the protein-coding mRNA and a delivery vehicle. Once we have established delivery capability to a target tissue, we can design new product candidates that vary only in the mRNA sequence, which we expect will allow for rapid target and product candidate identification. We believe that this will enable our MRT platform to be flexible and scalable as we develop additional product candidates. We engineer our mRNA sequences for enhanced stability and to provide for optimal expression of desired proteins. Our mRNA is manufactured by a proprietary, cell-free, enzyme catalyzed process using structural components that are identical to natural mRNA within the body. We then formulate the product candidate by packaging our biosynthetic mRNA into proprietary LNP delivery vehicles that are optimized for distribution to specific tissues. We are initially focused on the development of product candidates to treat diseases of the lung and have generated substantial preclinical data and early clinical data to support mRNA delivery to this target tissue through nebulization. We also believe that our platform has the potential to apply across a broad array of diseases and target tissues. In our preclinical studies, we have observed targeted delivery to the liver, eye, central nervous system, or CNS, lymphatic system and circulatory system, and we have also observed the ability of our platform to enable the production of antibodies.

Our MRT platform has been in development for over 10 years, initially at Shire Human Genetic Therapies, Inc., or Shire, a subsidiary of Takeda Pharmaceutical Company Ltd. We acquired the MRT platform from Shire in December 2016 and have dedicated substantial resources to the further development of the platform and product candidates. We have been building upon Shire’s pioneering work and significant investment by advancing our product candidates into and towards clinical trials. We believe these efforts have positioned us as a leading company in mRNA therapeutic development worldwide.

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

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $188.7 million. Based on our recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. For a further discussion of our liquidity, please refer to Part II, Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Requirements” and Note 1 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

Our Pipeline

Our proprietary MRT platform has been designed with the potential to be applied across a broad array of diseases and target tissues and through multiple routes of administration. The following chart summarizes key information about our development programs:

Our Strategy

Our goal is to continue building a leading, global mRNA therapeutics company that capitalizes on our extensive experience with proprietary mRNA product development, delivery, manufacturing and process development. Our proprietary MRT platform has enabled us to focus on direct therapeutic approaches to treat specific genetic diseases with significant unmet medical need. We are leveraging our platform’s broad applicability and believe that MRT5005, our first-in-class product candidate for the treatment of CF, has the potential to transform this debilitating and life-threatening illness into a manageable chronic condition with an improved quality of life.

The key components of our strategy to achieve our goal include:

•

Rapidly advance MRT5005 through clinical development as a first-in-class treatment to provide mRNA encoding the fully functional CFTR protein initially in patients with CF who are considered non-amenable to currently approved CFTR modulators with the potential to pursue future clinical development in all patients with CF, regardless of the specific genetic mutation.

•	Continue research and development activities to advance mRNA vaccines through our collaboration with Sanofi.

•

Focus primarily on identifying product candidates for additional pulmonary diseases caused by insufficient protein production or where the reduction of proteins can modify disease through use of our lung delivery platform.

•

Develop additional product candidates that address diseases with significant unmet medical need in which the production of a desirable protein can have a therapeutic effect, or that could be applied to produce therapeutic antibodies and vaccines in areas such as infectious disease and oncology.

•	Continue to develop next-generation delivery technologies for further applications in lung and liver diseases, as well as in vaccine applications.

•	Explore opportunities to collaborate where potential partners may add strategic value to our platform or programs.

•

Develop deep and active relationships with patient advocacy groups in order to better understand the needs of patients to optimize our treatment approaches and also to identify patients that could potentially benefit from our MRT product candidates, if approved.

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

Our MRT Platform

Our MRT platform has enabled us to discover product candidates designed to deliver mRNA that can carry instructions to produce intracellular, transmembrane and secreted proteins. Our platform is also designed to be flexible and scalable by allowing for the development of MRT product candidates that vary only in the mRNA sequence and the tissue-specific delivery vehicle. This modular nature of our platform may allow us to rapidly advance into new indications after successfully establishing delivery vehicles for specific tissues. For example, we are utilizing our MRT platform to identify and rapidly develop new product candidates designed to address the underlying causes of additional diseases of the lung.

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

We intend to apply our delivery expertise gained in the development of MRT5005 to the design, optimization and manufacturing of new MRT product candidates.

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

Broad Applicability of our MRT Platform

We believe that our MRT platform may be applied across a broad array of diseases and target tissues via multiple routes of administration where the production of a desired protein or the reduction of targeted proteins can provide therapeutic benefit. In addition to the inhalation administration employed for our lead program for the treatment of CF, we have observed successful production of the desired proteins through other routes of administration in preclinical studies, which may allow us to develop MRT product candidates for the treatment of a wide range of rare and non-rare diseases, including liver and CNS disorders and ocular diseases. We believe our platform may also be applied to produce therapeutic antibodies and vaccines in areas such as infectious disease and oncology.

We also intend to leverage the broad applicability of our MRT platform beyond its current therapeutic applications through the pursuit of strategic collaborations that we expect will enable us to develop our platform in non-core areas. We entered into a collaboration and license agreement with Sanofi to develop mRNA vaccines for up to five infectious disease pathogens.

Vaccines work by mimicking disease-causing agents to stimulate the immune system, building up a defense mechanism that can be deployed to fight future infections. mRNA vaccines offer an innovative approach by delivering the nucleotide sequence encoding a protein associated with prevention or treatment of a pathogen. Because of their high potency, capacity for rapid development and potential for low-cost manufacture and safe administration, we believe that mRNA vaccines represent a potentially innovative alternative to conventional vaccine approaches. The same production process to manufacture mRNA designed to create desired protein for our product candidates can be used to manufacture different mRNA for vaccines, which we believe provides flexibility in development and potentially enables the development of vaccines for disease areas where vaccination is not yet a viable option. As part of the collaboration with Sanofi, we have advanced our development programs including screening, optimization and production of mRNA and LNP formulations across multiple infectious disease vaccine targets.

Our Lead Program for the Lung: MRT5005

MRT5005 is designed to address the underlying cause of CF by delivering mRNA encoding fully functional CFTR protein to the lung epithelial cells through nebulization. In preclinical and early clinical studies, data supports delivery of MRT5005 resulting in the production of fully functional CFTR protein. According to research from the National Institutes of Health, or NIH, the average number of copies of human CFTR mRNA is approximately one or two per cell. We believe that we can provide therapeutic levels of human CFTR mRNA because MRT5005 is designed to efficiently deliver human CFTR mRNA to the lung with widespread distribution.

Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations; therefore, there remains a significant unmet medical need for patients with CF who have genetic mutations non-amenable to currently approved CFTR modulating therapies. Additionally, patients treated with these current therapies still suffer from long-term decline in lung function and exacerbations that require hospitalization. MRT5005 has the potential to treat the underlying cause of CF, regardless of the specific genetic mutation, including patients with limited or no CFTR protein. Our goal for MRT5005 is to provide patients with significant improvements in lung function, halt the progressive decline in lung function and substantially reduce the frequency of pulmonary exacerbations.

We believe MRT5005 is the first clinical-stage mRNA product candidate designed to deliver mRNA encoding fully functional CFTR protein to lung epithelial cells. We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. ppFEV1, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, we completed dosing of patients in the SAD portion of the Phase 1/2 clinical trial and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at the mid-dose level. Based on the analysis of the interim results, we have amended the clinical trial protocol to included one additional SAD dose group and two additional dose groups in the ongoing MAD portion of this trial. We began dosing patients in the MAD portion of this trial in early 2019. We expect to report data from the additional SAD dose group and the MAD portion of the clinical trial in the third quarter of 2020.

Cystic Fibrosis

CF is the most common fatal inherited disease in the United States. CF results in mucus buildup in the lungs, pancreas and other organs, and mortality is primarily driven by a progressive decline in lung function. There is no cure for CF. According to the Cystic Fibrosis Foundation, or CFF, the median age at death for patients with CF in the United States was 30.8 years in 2018. According to the CFF, approximately 30,000 patients in the United States and more than 70,000 patients worldwide are living with CF and approximately 850 new cases of CF were diagnosed in 2018. Patients with CF experience frequent pulmonary exacerbations, chronic infections and persistent inflammation, all of which may require outpatient doctor visits and hospitalizations. In some severe cases, these patients require lung transplants. The quality of life for patients with CF is severely compromised and requires significant self-care time, including life-long treatment with multiple daily medications, use of nebulizers and physiotherapy.

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

For patients with certain genetic mutations, four medications have been shown to have direct effects on CFTR. The first is ivacaftor, or Kalydeco, a small molecule marketed by Vertex Pharmaceuticals Inc., or Vertex, which stimulates the activity of certain types of defective CFTR and is known as a CFTR potentiator. Orkambi, a small molecule also marketed by Vertex, combines ivacaftor and lumacaftor, another CFTR-specific drug that helps stabilize defective and misfolded CFTR molecules, allowing increased trafficking of CFTR to the cell membrane rather than to protein degradation pathways. Orkambi was approved by the FDA in 2015 based on its ability to improve lung function in subsets of patients with CF with certain genetic mutations. A third drug marketed by Vertex, tezacaftor/ivacaftor and ivacaftor, or Symdeko, was approved in February 2018 by the FDA for the treatment of patients with CF who are homozygous for the F508del mutation in the CFTR gene or have at least one mutation in their CFTR gene that is responsive to tezacaftor/ivacaftor. A fourth drug marketed by Vertex, elexacaftor/tezacaftor/ivacaftor and ivacaftor, or Trikafta, was approved in October 2019 for all patients who have at least one F508del mutation. Vertex reported net product revenues of $4.2 billion from sales of Kalydeco, Orkambi, Symdeko and Trikafta in 2019 and $3.0 billion from sales of Kalydeco, Orkambi and Symdeko in 2018. While these therapies improve lung function, they are limited to patients with certain genetic mutations. Patients treated with approved modulators may still experience pulmonary exacerbations, which are typically caused by bacterial infections in the lungs. None of the approved modulators are able to halt the progressive decline in pulmonary function, which represents a significant unmet medical need.

An mRNA therapy that results in the expression of the functional CFTR protein has the potential to significantly reduce the number of pulmonary exacerbations, halt the progressive decline in pulmonary function and provide significant improvements in lung function. We believe there is a significant unmet need and market opportunity for an mRNA therapy that can restore fully functional CFTR protein across all patients with CF regardless of the specific genetic mutation, including patients with CF considered non-amenable to currently approved CFTR modulating therapies.

Our Solution: MRT5005

We are developing MRT5005 to treat the underlying cause of CF, regardless of the genetic mutation, including in patients with limited or no CFTR protein. We designed MRT5005 to be inhaled via a handheld nebulizer. Once the inhaled MRT5005 has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. Our CFTR mRNA encodes the protein that forms a functional ion channel that is defective or absent in patients with CF, and we have observed functionally active ion channels in preclinical studies. In our preclinical studies we have observed dose-dependent increases in CFTR being restored to cell membranes. The inhaled formulation of MRT5005 resulted in broad CFTR expression in lung tissue. We are conducting a Phase 1/2 clinical trial to evaluate the safety and efficacy of MRT5005 in patients with CF. As further discussed below, interim single-dose data from our Phase 1/2 clinical trial supports delivery of MRT5005 resulting in the production of fully functional CFTR protein.

Phase 1/2 Clinical Trial. In our double-blind, placebo-controlled Phase 1/2 clinical trial of MRT5005, we plan to enroll up to 40 adult patients with CF across multiple sites in the United States. The primary endpoint of the trial is to assess the safety and tolerability of single and multiple escalating doses of MRT5005 administered by nebulization. In this Phase 1/2 clinical trial, we are also performing measurements of ppFEV1, which represents the amount of air that can be exhaled from the lungs in one second. The rate of decline in ppFEV1 in patients with CF is considered a strong clinical predictor of mortality. In patients with CF, lung function is typically reported as a percentage of their ppFEV1 compared to that of a healthy individual of the same height, sex and race. We expect to design future clinical trials in which improvements in ppFEV1 or the reduction of pulmonary exacerbations will be the primary efficacy endpoint. The Phase 1/2 clinical trial of MRT5005 for the treatment of CF is being conducted in collaboration with the Cystic Fibrosis Foundation Therapeutics Development Network.

Interim Results from Phase 1/2 Clinical Trial of MRT5005 in Patients with Cystic Fibrosis. In July 2019, we reported interim results from the SAD portion of our Phase 1/2 clinical trial of MRT5005 for the treatment of CF. The interim results summarize data from 12 adult patients with CF who received a single dose of either MRT5005 or placebo (3:1 randomization). Patients who received MRT5005 were assigned to one of three dose groups (8, 16 or 24 mg). Of the 12 patients, 11 had at least one copy of the F508del mutation, and one patient did not have the F508del mutation and was considered non-amenable to CFTR modulator treatment. Seven of the 12 patients were being treated with an approved CFTR modulator through screening, dosing and follow-up.

Safety, Tolerability and Pharmacokinetic Summary. The most common adverse events through Day 29 were cough and headache. There were no treatment-emergent serious adverse events, or SAEs. All treatment-emergent adverse events, or TEAEs, were considered mild to moderate. Five patients, three of whom were in the 24 mg dose group, experienced transient, mild to moderate febrile reactions deemed related to study drug. These events occurred approximately 4-10 hours post-dosing, and were characterized by fever and symptoms such as headache, fatigue, chills or nausea, which were treated with medicines such as acetaminophen and nonsteroidal anti-inflammatory drugs or an anti-emetic. Symptoms resolved within 24 hours, and all patients were discharged from the study center on Day 2 as planned. In these five patients, low levels of human CFTR mRNA and/or lipid were detected in the blood.

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

Lung Function (ppFEV1) Summary. A primary measure of lung function, ppFEV1, was assessed at pre-defined timepoints throughout the trial. Patients in the pooled placebo group and the 8 mg dose group did not show a marked improvement in ppFEV1. In the eight-day period after dosing, the three patients in the 16 mg dose group demonstrated maximal ppFEV1 increases of 11.1%, 13.6% and 22.2%, for a mean maximum increase from baseline (+/- standard deviation) of 15.7% (5.8). Of the three patients in the 16 mg dose group, two were on a stable CFTR modulator treatment regimen for at least 28 days, while the third had a genotype that is considered non-amenable to CFTR modulator treatments. Of the three patients in the 24 mg dose group, through Day 8, one patient experienced a maximum increase in ppFEV1 from baseline of 21.4%, while two patients did not show a marked increase in ppFEV1.

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

Phase 1/2 Clinical Trial Design. Based on the analysis of the SAD (Part A) interim results, we have implemented certain protocol changes in this ongoing Phase 1/2 clinical trial. In the SAD portion of the trial, we have amended the clinical trial protocol to include an additional 20 mg single dose group of four patients. In the MAD portion of the trial (Part B), we have amended the clinical trial protocol to add 12 and 20 mg dose groups with four patients each, the latter dosing group contingent on successful completion of the 20 mg single dose group and an acceptable safety profile in the lower MAD dose groups. We no longer plan to evaluate a 24 mg dose group in the MAD portion of the trial. We redesigned the originally planned Part C of the clinical trial, which included bronchoscopies, as a Part B expansion to focus on the enrollment of additional patients at dose levels of interest. We expect to report results from the additional 20 mg SAD group and the ongoing MAD portion of the trial in the third quarter of 2020. The randomized, double-blind, placebo-controlled Phase 1/2 clinical trial of MRT5005 was designed to enroll at least 32 adult patients with CF who have two Class I and/or Class II mutations. After accounting for the protocol amendments, we expect to enroll up to 40 adult patients with CF.

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

Prior to the initiation of our Phase 1/2 clinical trial, our preclinical program included in vitro studies as well as in vivo studies in multiple species to establish the ability of our MRT platform for the treatment of CF. We conducted in vitro studies in which we observed that our CFTR mRNA drug substance successfully resulted in the production of human CFTR protein and we observed ion channel activity of the measured CFTR protein. We obtained substantial data through in vivo studies conducted in mice, rats and non-human primates, or NHPs. In these studies, we observed successful mRNA delivery and subsequent human CFTR protein production within the lungs of all species tested. In addition, we generated ion channel activity, biodistribution, pharmacokinetic and safety data through in vivo evaluation of single- and multiple-dose regimens.

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

In Vivo Validation of MRT5005. We investigated the ability of a single dose of MRT5005 to deliver CFTR mRNA to lungs in rats and NHPs. We observed CFTR mRNA levels of up to 1,500-fold higher than normal in NHPs 24 hours after a single exposure to MRT5005. We also observed high levels of human CFTR mRNA deposition after a single administration in rats. While these levels in the rats decreased over time, CFTR mRNA deposition was still detectable at higher than normal levels 28 days after administration at the highest doses. Biodistribution analysis of multiple respiratory tract organs demonstrated that the large majority of our drug product deposited in the lungs of rats and NHPs. We believe that these results provide preclinical validation of the ability of MRT5005 to reach the lungs while protecting the delivered mRNA from rapid degradation by nuclease activity.

We evaluated CFTR protein expression in normal NHPs and rats and observed a dose-dependent staining intensity that generally reflected the mRNA levels that were measured. Importantly, after a single dose, we observed significant staining in the NHPs at one week post-administration. We observed remaining CFTR expression at 28 days post-administration at the high dose levels in the rats. We observed that CFTR protein expression was widespread throughout the upper airways in bronchial epithelial cells as well as in the lower airways and alveolar regions, in both NHPs and rats. We have also observed membrane localization of human CFTR protein within the lung epithelial cells of treated NHPs.

We conducted multiple-dose inhalation in vivo studies in both rats and NHPs. We administered five weekly treatments with a 28-day recovery period in each species. We monitored safety as well as pharmacodynamic parameters. We observed robust delivery of human CFTR mRNA upon treatment with MRT5005, resulting in higher than normal levels of CFTR mRNA, similar to what we observed in the single dose administration studies. We observed widespread distribution of the resulting human CFTR protein, with staining in both the bronchial epithelial cells as well as lower airway and alveolar regions. Upon multiple exposures, we observed the presence of human CFTR protein 28 days after the final treatment in rats and NHPs. More specifically, after five weekly doses of MRT5005, we observed a dose-dependent increase in human CFTR protein production.

MRT5005 was well-tolerated in all of our preclinical studies at all doses. We did not observe adverse effects or physiological changes throughout the preclinical toxicology studies in rats and NHPs. Histopathological analysis of the lungs and respiratory tract tissues after multiple-dose regimens demonstrated normal histology and normal morphology with no signs of inflammation. Based on these results, we believe that MRT5005 has the potential to safely and efficiently deliver mRNA to the lungs and successfully result in CFTR protein production within the epithelial cells of the lung.

Other Indications and Platform Technology Advancements

We are leveraging our lung delivery technology to conduct research in a next-generation CF program as well as additional pulmonary diseases beyond CF. For our CF discovery program, we are utilizing novel LNPs, protein engineering approaches and manufacturing process enhancements to inform the development of a next-generation CF mRNA therapeutic and are evaluating preclinical safety, protein expression and duration of protein expression to support product candidate selection in this program. In IPF, we have a discovery program designed to deliver siRNA to the lung leading to the knock-down of the target protein and are performing preclinical proof-of-concept studies to support product candidate selection. For PCD, we have a discovery program designed to deliver mRNA to the lung enabling the production of target proteins that would potentially restore ciliary function and are performing proof-of-concept studies to support the selection of our lead PCD program. In PAH, we are conducting research to evaluate and validate target proteins for this disease.

Through our collaboration with Sanofi, we continue to develop mRNA vaccines in infectious diseases and we have advanced our preclinical development programs including screening, optimization and production of mRNA and LNP formulations across multiple targets. We are conducting preclinical studies with lead candidates from our vaccine program to support an anticipated IND filing in 2021.

We are also currently conducting discovery activities to advance our scientific platform. As part of this effort, we are working to identify next-generation LNPs to support lung, vaccine, liver and additional disease program development. Additionally, we are evaluating an mRNA-mediated approach to protein degradation and conducting research to advance this technology.

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

MRT5005 / Cystic Fibrosis

If approved for the treatment of CF, MRT5005 would compete with Kalydeco, Orkambi, Symdeko and Trikafta, each of which is marketed by Vertex. Vertex also has several CFTR corrector and modulator compounds in clinical development, each of which is currently in Phase 2 clinical trials.

Other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie Inc., Corbus Pharmaceuticals, Inc., Eloxx Pharmaceuticals Ltd, Flatley Discovery Lab, LLC and Proteostasis Therapeutics, Inc.

Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: Arcturus Therapeutics Holdings, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Ethris GmbH and Moderna, Inc.

Asset Purchase Agreement with Shire

In December 2016, we entered into an asset purchase agreement with Shire (as amended in June 2018, which we refer to as the Shire Agreement), pursuant to which Shire assigned to us all of its rights to certain patent rights, permits, real property leases, contracts, regulatory documentation, books and records, and materials related to Shire’s mRNA therapy platform, or the MRT Program, including its CFTR mRNA therapy program. We paid Shire an aggregate purchase price of $112.2 million, consisting of 5,815,560 shares of common stock with an aggregate fair value of $41.1 million on the acquisition date and contingent consideration with an aggregate fair value of $71.1 million on the acquisition date. The contingent consideration included the obligation to issue additional shares of common stock to Shire in connection with the closing of subsequent equity financings required under the terms of the Shire Agreement, which was satisfied upon the completion of our initial public offering, or IPO, and includes the obligation to make future milestone and earnout payments upon the occurrence of specified commercial milestones.

Under the Shire Agreement, we are obligated to use commercially reasonable efforts to develop and seek and obtain regulatory approval for products that include or are composed of MRT compounds covered by or derived from patent rights or know-how acquired from Shire, or MRT Products, and to achieve specific developmental milestones. Pursuant to the amendment entered into in June 2018, an mRNA vaccine that is developed pursuant to our collaboration with Sanofi will be considered an MRT Product if it includes an MRT compound having an mRNA sequence that encodes a protein that is from, or that binds to, an infectious disease pathogen in a field that has been licensed by us to Sanofi. During the earnout period described below, with respect to any MRT Product in any country, we are obligated to use commercially reasonable efforts to market and sell such MRT Product in such country.

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

Sanofi Collaboration and License Agreement

In June 2018, our wholly owned subsidiary, Translate Bio MA, Inc., entered into a collaboration and license agreement with Sanofi, or the Sanofi Agreement, to develop mRNA vaccines and mRNA vaccine platform development for up to five infectious disease pathogens, or the Licensed Fields.

Under the Sanofi Agreement, we and Sanofi have agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Following the research term, we are obligated to manufacture clinical product for Sanofi, which we estimate may take up to eight years to complete. The collaboration activities will be subject to a collaboration plan to be updated annually. Under the terms of the Sanofi Agreement, we received an upfront payment of $45.0 million and are eligible for certain potential milestone and option payments, each as further described below. In addition, we are eligible to receive from Sanofi tiered royalty payments on worldwide net sales of mRNA vaccines.

Under the Sanofi Agreement, we and Sanofi have created a governance structure, including committees and working groups, to manage the activities under the collaboration. If we and Sanofi do not mutually agree on certain decisions, Sanofi would be able to break a deadlock without our consent. The collaboration plan includes an estimated budget. Sanofi is responsible for paying reimbursable development costs, including our employee costs, out-of-pocket costs paid to third parties and manufacturing costs, up to a specified amount.

Under the terms of the Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any of the Licensed Fields. In addition, pursuant to the terms of the Sanofi Agreement and subject to certain limitations, Sanofi has options to add up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields by exercising either option or both options during a specified option term and paying us a $5.0 million fee per added pathogen. If, prior to the exercise of the options by Sanofi, we receive a bona fide third-party offer to acquire rights to the field to which an option relates, we must notify Sanofi of such offer, and if Sanofi does not exercise its option as to the applicable field, such field will no longer be subject to the option.

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

The Sanofi Agreement provides that we are eligible to receive aggregate potential payments of up to $805.0 million from Sanofi, which includes the $45.0 million upfront payment we received in 2018, potential milestone payments and potential option exercise payments. Sanofi will also pay us $5.0 million with respect to each additional Licensed Field for which it exercises an option. Sanofi has also agreed to pay us milestone payments upon the achievement of specified development, regulatory and commercialization milestones. In particular, we are entitled to receive development and regulatory milestone payments of up to $63.0 million per Licensed Field and sales milestone payments of up to $85.0 million per Licensed Field. In addition, we are entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.

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

License Agreements

Exclusive Patent License Agreement with MIT

We are a party to an agreement with the Massachusetts Institute of Technology, or MIT, for a worldwide license for specified patent rights owned by MIT. This license grants us an exclusive license under the licensed patent rights to develop, manufacture and commercialize any product containing both (i) any RNA sequences, including mRNA, that encode a protein or peptide suitable for human therapeutic use, which may include operably linked non-coding sequences that facilitate translation of the coding portion of such RNA sequence, but such non-coding sequences do not include nucleic acids that function through an RNA interface mechanism or transcriptional activation mechanism, or the coding RNA component, and (ii) products covered by the licensed patent rights, or the lipid products. A product containing both a coding RNA component and a lipid product is referred to as a licensed product. Under the licensed patent rights, we are permitted to develop, manufacture and commercialize the licensed products for the delivery of coding RNA components to treat disease in humans. The license is subject to certain rights retained by MIT and other non-profit research institutions for research, teaching and educational purposes, rights retained under law by the federal government due to its funding the creation of the invention and rights granted to the sponsor of the research resulting in the inventions permitting internal research by the sponsor and its research collaborators.

We have the right to grant sublicenses under this license. The patent rights licensed to us by MIT include claims that cover our customized LNPs used for delivery of coding RNA components in our MRT platform, including products that may be developed under our collaboration with Sanofi.

Under the license agreement, we are obligated to make an annual license maintenance fee payment to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year.

We are also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon our first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. Our obligation to make royalty payments extends with respect to a licensed product in a country until the expiration of the last-to-expire patent or patent application licensed from MIT covering the licensed product in the country. In addition, we are obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that we ascribe to the MIT-licensed patents, excluding royalties on net sales and research support payments. In 2019, pursuant to such provision, we paid $0.7 million to MIT as their share of sublicense income with respect to the upfront payment received under the Sanofi Agreement. The amounts that we may owe to MIT will depend upon the relative value of the patents we licensed from MIT and sublicensed to Sanofi as compared to the other rights that we licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in our license agreement with MIT.

The agreement obligates us to use commercially reasonable efforts and expend a minimum amount of resources each year to develop licensed products in accordance with a development plan and a development milestone timetable specified in the agreement; to use commercially reasonable efforts to commercialize licensed products; and, upon commercialization, to make the licensed products reasonably available to the public.

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

Our patent rights, and the rights of our affiliates and sublicensees, in specified licensed products may also terminate if we, our affiliates or MIT receives a request from a third party to develop such licensed product for which we are unable to, within nine months of receiving notice of any such request, either demonstrate that we have initiated a fully funded project for the commercial development of such licensed product and provide a business plan with acceptable milestones; demonstrate that the licensed product proposed by such third party would be competitive with a licensed product for which we have initiated a fully funded project; or enter into a sublicense agreement with such third party on commercially reasonable terms, and, in each case, MIT, in its sole discretion, grants a license to such third party for the specified patent rights. As of March 9, 2020, we have not received any such request.

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

Suite Retention and Development Agreement

In September 2019, we and Albany Molecular Research, Inc., or AMRI, entered into a suite retention and development agreement, or the AMRI Agreement, pursuant to which we and AMRI will arrange for the design, construction and use of a series of cleanroom suites, or the Suites, at AMRI’s manufacturing facility, or the Facility. The Suites, once constructed, will be for the exclusive use by us and any of our collaboration partners for the manufacture of our product candidates during the term of the AMRI Agreement.

Pursuant to the AMRI Agreement, AMRI shall enter into a design and construction contract with a third-party general contractor for the design and construction of the Suites according to our objectives, which we refer to as the Build-Out. We agreed to provide $6.0 million to finance the costs of the Build-Out, which AMRI will invoice to us as the costs are incurred on a monthly basis. In the event that the costs of the Build-Out exceed $6.0 million, we and AMRI will share overage costs equally, up to total Build-Out costs of $11.0 million. We would be solely responsible for Build-Out costs exceeding $11.0 million.

The AMRI Agreement has an initial term of five years following the completion of the Build-Out, which we refer to as the Initial Term. We have the right to extend the Initial Term for an additional three-year term at prevailing commercially reasonable rates to be agreed between us and AMRI.

After the Build-Out is complete, we are required to make monthly payments of $1.0 million during the Initial Term, or the Monthly Payment, which, following the first year of the initial term, may be increased by AMRI in an amount equal to 3% of the then-current Monthly Payment on an annual basis. Our aggregate Monthly Payment obligations under the AMRI Agreement, assuming AMRI implements the 3% annual increase as permitted under the AMRI Agreement, would be approximately $63.7 million.

AMRI is required to maintain the Suites for our exclusive use and is required to provide certain development services, including formulation development, creation of the master batch record, management of raw materials, manufacturing and storage of drug substance, to us.

We have the right to terminate the AMRI Agreement for convenience after the date that is 36 months from the date of payment of the first Monthly Payment, which we refer to as the Initial Three-Year Period. In the event that we terminate the AMRI Agreement for convenience, we must pay AMRI a lump-sum payment of $6.0 million.

If AMRI terminates the AMRI Agreement in the event of our material breach, AMRI is entitled to a lump sum payment from us equivalent to the Monthly Fee multiplied by the number of months remaining in the Initial Three-Year Period plus $6.0 million. In the event of a change of control applicable to us, the termination payment owed by our successor-in-interest would be the Monthly Fee multiplied by the number of months remaining in the Initial Term plus $6.0 million.

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

We file patent applications directed to our key programs, including MRT5005, in an effort to establish broad and dominant intellectual property positions regarding new compositions relating to these programs as well as uses of these and similar compositions in the treatment of relevant diseases. We also seek patent protection with respect to methods of making these compositions and to therapeutic biomarkers that may be useful in establishing or monitoring the efficacy of these compositions in patients. As of December 31, 2019, we owned or licensed 55 issued or allowed U.S. patents, 60 U.S. pending non-provisional patent applications, 99 issued or allowed foreign patents, 218 foreign pending patent applications, and 44 pending Patent Cooperation Treaty, or PCT, or provisional patent applications relating to mRNA therapeutics. The foreign issued patents and patent applications are in a number of jurisdictions, including Europe, including Eastern Europe, North America including Canada and Mexico, Australia, Asia, India and South America.

The intellectual property portfolio for MRT5005 as of December 31, 2019 is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S Patent and Trademark Office, or the USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.

The intellectual property portfolio for our MRT5005 program includes patents and applications directed to compositions for the mRNA component of MRT5005 as well as analogs thereof, to compositions for the delivery vehicle component of MRT5005 as well as analogs thereof, to compositions for the combination of the mRNA delivery vehicle components of MRT5005, as well as to methods for using and making these novel compositions. As of December 31, 2019, we owned or licensed 16 issued or allowed U.S. patents, nine issued or allowed European patents, 15 pending non-provisional U.S. patent applications, nine pending European patent applications, at least 80 other foreign patents and patent applications in a number of jurisdictions, and two pending PCT or provisional patent applications relating to our MRT5005 program. The U.S. or ex-U.S. issued patents or patents issuing from these pending applications for our MRT5005 program will have a statutory expiration date from 2030 to 2040. Patent term adjustments or patent term extensions could result in later expiration dates.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each medicine and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

See “—Suite Retention and Development Agreement” for a discussion of our arrangement with AMRI providing for the design and construction of a series of cleanroom suites at AMRI’s manufacturing facility for our exclusive use.

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

•

compliance with any post-approval requirements, including the potential requirement to implement a risk evaluation and mitigation strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.

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

The BLA is, thus, a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new biologic product candidate must be the subject of an approved BLA before it may be commercialized in the United States. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2020 is

$2.9 million for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for fiscal year 2020 is $0.3 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-

approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2020, the FDA has approved 26 biosimilar products for use in the United States. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Further, since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgement pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

The Regulation was published on June 16, 2014 but has not yet become effective. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing the withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.

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

Employees

As of December 31, 2019, we had 93 full-time employees, including a total of 31 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 68 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Reorganization

We are a Delaware corporation that was incorporated on November 10, 2016 under the name RaNA Therapeutics, Inc. On December 5, 2016, we completed a series of transactions, pursuant to which RaNA Therapeutics, LLC, or RaNA LLC, became a direct and wholly owned subsidiary of RaNA Therapeutics, Inc., and all of the outstanding equity securities of RaNA LLC were exchanged for equity securities of RaNA Therapeutics, Inc. On June 26, 2017, we changed our name from RaNA Therapeutics, Inc. to Translate Bio, Inc. On December 19, 2017, RaNA LLC merged with and into Translate Bio, Inc., with Translate Bio, Inc. continuing as the surviving corporation.

Corporate Information

Our principal executive office is located at 29 Hartwell Avenue, Lexington, Massachusetts 02421, and our telephone number is (617) 945-7361. Our internet website address is www.translate.bio. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

Information Available on the Internet

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

Since inception, we have incurred significant losses. Our net losses were $113.3 million and $97.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $359.5 million. As noted below, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have funded our operations to date primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, the proceeds from our IPO, an upfront payment received under the Sanofi Agreement, the proceeds from a private placement of our common stock and the proceeds from a public offering of our common stock. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

•	hire additional clinical, quality control and scientific personnel;

•	expand our manufacturing, operational, financial and management systems;

•	increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other product candidates and technologies; and

•	incur additional legal, accounting and other expenses in operating as a public company.

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

We believe that our existing cash, cash equivalents and short-term investments of $188.7 million as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. As of December 31, 2019, management has further assessed this risk and, in accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

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

As of December 31, 2019, we had $188.7 million in existing cash, cash equivalents and short-term investments. We expect these available cash resources to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. The report from our independent registered public accounting firm for the year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our development programs, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $229.3 million, of which $122.1 million will, if not utilized, begin to expire in 2031. As of December 31, 2019, we had state net operating loss carryforwards of $210.6 million, which will, if not utilized, begin to expire in 2031. Our federal and state research and development tax credit carryforwards of $6.5 million and $2.7 million, respectively, will, if not utilized, begin to expire in 2032 and 2028, respectively, and orphan drug tax credit carryforwards of $13.0 million will, if not utilized, begin to expire in 2037. We also have state investment tax credit carryforwards of $0.3 million, which will, if not utilized, begin to expire in 2020. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities. Under federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income during the year in which such carryforwards are used.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Sections 382 and 383 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

If our product candidates or proposed delivery modes are associated with undesirable side effects or have unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or raise other safety issues that delayed or prevented further development of the compound. Further, given the relatively small patient populations for which we are developing our product candidates, we expect to have to evaluate long-term exposure to establish the safety and tolerability of our product candidates in a chronic dose setting. The adverse effects from long-term exposure, as well as exposure in general, to our product candidates are unknown because they are a new class of therapeutics that have not previously been evaluated in a clinical trial. The risk of adverse or undesirable side effects therefore remains a significant concern, and we cannot assure you that these or other risks will not occur in any of our current or future clinical trials of MRT5005 or other product candidates that we may develop.

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

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the Unites States. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.

Although we do not currently source raw materials from China, our supply chain for other raw materials and critical components is worldwide and accordingly could be subject to disruption. We and our third-party contract manufacturers, CROs and clinical sites may face disruptions in procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. We may also face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. Any negative impact that the outbreak has the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. A health epidemic or other outbreak, including the current coronavirus outbreak, may have a material adverse effect on our business, financial condition, results of operations and prospects.

Any negative impact that the outbreak has the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents that protect our technology or product candidates or that effectively prevent others from commercializing competitive technologies and product candidates being issued. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications on inventions claimed in our patent or patent application on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. For example, as of March 9, 2020, five of our patents issued in Europe are under opposition, including two with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in 2013 and that, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and any new health care reform measures may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

We believe our executive officers, directors and stockholders which own more than 5% of our outstanding common stock, in the aggregate, beneficially own more than a majority of our capital stock. One of our directors is affiliated with a stockholder who beneficially owns more than 5% of our outstanding common stock. We also have one stockholder who holds approximately 29% of our outstanding common stock. If these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and business affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that other stockholders disagree with.

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

In May 2019, we completed a private placement of 5,582,940 shares of our common stock to several accredited institutional investors. We have filed a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. Furthermore, we have registered an aggregate of 11,641,803 shares of our common stock, and we plan to register an additional 2,400,829 shares of our common stock, that we may issue under our equity compensation plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In July 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $50.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. In September 2019, we completed a public offering of 9,000,000 shares of our common stock registered under our universal shelf registration statement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by our directors, officers, other employees or stockholders to the company or our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim arising pursuant to our certificate of incorporation or our bylaws or governed by the internal affairs doctrine. We do not expect this choice of forum provision will apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act of 1934, as amended, or any other claim for which federal courts have exclusive jurisdiction. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or other stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or other stockholders. Alternatively, if a court were to find this provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Our headquarters consists of office and laboratory space in Lexington, Massachusetts. We occupy approximately 59,000 square feet of space under a 10-year lease agreement, which we entered into in June 2017. We occupied this leased property in March 2018. This lease expires in April 2028, and we have two five-year options to extend it through April 2038. We believe this office and laboratory space will be sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

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

Holders of Our Common Stock

As of March 9, 2020, there were approximately 77 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Equity Compensation Plans

The information required by Item 5 of Part II of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds from Registered Securities

On July 2, 2018, we closed our initial public offering, or IPO, of 9,350,000 shares of common stock at a public offering price of $13.00 per share, and on July 24, 2018, we issued and sold an additional 364,371 shares of common stock at a price of $13.00 per share pursuant to the exercise of the underwriters’ over-allotment option. The aggregate gross proceeds to us from our IPO, inclusive of the over-allotment exercise, were $126.3 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-225368), which was declared effective by the SEC on June 27, 2018.

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

As of December 31, 2019, we have used approximately $107.0 million of the net proceeds to fund the development of MRT5005 and, through September 30, 2019, MRT5201, to fund the discovery and additional preclinical research and development of additional product candidates and platform enhancement, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this Annual Report on Form 10-K. The financial information included in the tables below are derived from our audited financial statements. Our historical results are not necessarily indicative of results that should be expected in any future period.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Collaboration revenue	$7,804	$1,420	$—
Operating expenses:
Research and development	76,369	58,024	47,023
General and administrative	28,632	22,606	14,311
Change in fair value of contingent consideration	13	25,020	17,914
Impairment of intangible asset	18,559	—	—

Total operating expenses	123,573	105,650	79,248

Loss from operations	(115,769)	(104,230)	(79,248)

Other income (expense):
Interest income	2,010	1,323	281
Other income (expense), net	(20)	(53)	43

Total other income (expense), net	1,990	1,270	324

Loss before benefit from income taxes	(113,779)	(102,960)	(78,924)
Benefit from income taxes	486	5,565	12,481

Net loss	(113,293)	(97,395)	(66,443)
Accretion of redeemable convertible preferred units and stock to redemption value	—	(644)	(719)

Net loss attributable to common stockholders	$(113,293)	$(98,039)	$(67,162)

Net loss per share attributable to common stockholders—basic and diluted	$(2.20)	$(3.64)	$(8.66)

Weighted average common shares outstanding—basic and diluted	51,445,539	26,945,508	7,756,180

(1)

See Note 12 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$188,678	$144,103
Working capital(1)	161,945	135,315
Total assets(2)	336,201	287,651
Contingent consideration liability	103,655	103,642
Deferred revenue	43,356	44,413
Total stockholders’ equity	153,536	125,295

(1)	We define working capital as current assets less current liabilities.
(2)	See Note 1 and Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details on the changes in total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe that the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe that our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect, with the potential to transform life-threatening illnesses into manageable chronic conditions. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. We also believe our technology is applicable to a broad range of diseases, including diseases that affect the liver. Additionally, our MRT platform may be applied to produce various classes of treatments, such as therapeutic antibodies or vaccines in areas such as infectious disease and oncology.

We are developing MRT5005 for the treatment of cystic fibrosis, or CF. We believe MRT5005 is the first clinical-stage mRNA product candidate designed to deliver mRNA encoding fully functional cystic fibrosis transmembrane conductance regulator, or CFTR, protein to the lung. We have designed MRT5005 to be inhaled via a handheld nebulizer and to be administered in a once-weekly dose. Once the inhaled MRT5005 has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug and fast track designation for MRT5005 for the treatment of CF.

We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. Percent predicted forced expiratory volume in one second, or ppFEV1, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, we completed dosing of patients in the single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at the mid-dose level. Based on the analysis of the interim results, we have amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose, or MAD, portion of this trial. We began dosing patients in the MAD portion of this trial in early 2019. We expect to report data from the additional SAD dose group and the MAD portion of the clinical trial in the third quarter of 2020.

We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need. Building upon the MRT5005 program’s success to date, we are exploring innovation in the MRT platform including novel lipid nanoparticles, protein engineering approaches and manufacturing process enhancements to identify next-generation CF candidates that can support expansion of our pipeline opportunities. Beyond CF, we have discovery efforts underway to identify lead product candidates in additional pulmonary diseases, including primary ciliary dyskinesia, pulmonary arterial hypertension and idiopathic pulmonary fibrosis. Additionally, we intend to leverage the broad applicability of our platform through a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using our mRNA technology for up to five infectious disease pathogens. We are conducting preclinical studies with lead candidates from our vaccine program to support an anticipated investigational new drug, or IND, filing in 2021.

We have also begun to explore ways to leverage our delivery platform and expertise to apply different modalities to diseases where the knock-down/reduction or degradation of a protein would lead to therapeutic benefit, including small interfering RNA, or siRNA, or biological protein degradation. For example, in IPF, we are conducting preclinical studies to evaluate the delivery of siRNA and the resulting knock-down effect of a specific target of interest.

In September 2019, we announced our decision to discontinue the development of MRT5201, a liver targeted treatment for ornithine transcarbamylase, or OTC, deficiency. Our decision to discontinue the development of MRT5201 for OTC deficiency was based on data from preclinical studies completed in 2019, the results of which did not support the desired pharmacokinetic and safety profile for advancement of the program. These data are related to the first-generation liver lipid nanoparticle, or LNP, designed to be delivered to the liver via intravenous administration from the program. As such, this LNP is different from that used in our CF and other pulmonary development programs, which are designed to deliver the LNP-encapsulated mRNA through nebulization.

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

In 2018, we entered into a collaboration and license agreement with Sanofi, or the Sanofi Agreement, to develop mRNA vaccines for up to five infectious disease pathogens. Under the Sanofi Agreement, we and Sanofi are jointly conducting research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. We are eligible to receive up to $805.0 million in payments, including an upfront payment of $45.0 million, which we received in 2018, certain development, regulatory and sales-related milestones across several vaccine targets, and option exercise fees if Sanofi exercises its option related to development of vaccines for additional pathogens. We are also eligible to receive reimbursable development costs and tiered royalty payments associated with worldwide sales of the developed vaccines, if any.

Through December 31, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our initial public offering of our common stock, or IPO, $45.0 million from the upfront payment received under the Sanofi Agreement, net cash proceeds of $44.1 million from a private placement of our common stock and net cash proceeds of $84.0 million from a public offering of our common stock.

Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $113.3 million and $97.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of

$359.5 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $188.7 million. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the terms of the Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any of three Licensed Fields. In addition, pursuant to the terms of the Sanofi Agreement and subject to certain limitations, Sanofi has the option to add up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields.

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

The table below summarizes our direct research and development expenses incurred by program:

	Year Ended December 31,
	2019	2018
	(in thousands)
MRT5005 program	$30,203	$18,270
MRT discovery program	8,123	6,186
MRT5201 program	6,226	10,225
Vaccine program	1,930	373
Oligonucleotide program	202	134
Unallocated research and development expenses	29,685	22,836

Total research and development expenses	$76,369	$58,024

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of MRT5005 for the treatment of patients with CF; expand our manufacturing capabilities; conduct research and development activities to advance mRNA vaccines and develop an mRNA vaccine platform under the Sanofi Agreement; prepare regulatory filings for our product candidates; continue to discover and develop additional product candidates; and potentially advance product candidates from our MRT platform into later stages of clinical development. We expect to continue to devote a substantial portion of our resources to our MRT platform for the foreseeable future.

In September 2019, we announced our decision to discontinue the development of MRT5201. We will not be investing any additional funds in this program and we have reallocated all resources previously dedicated to the OTC deficiency program to our other programs.

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

Change in Fair Value of Contingent Consideration

In connection with our acquisition of the messenger RNA therapeutic platform, or MRT Program, from Shire Human Genetic Therapies, Inc., or Shire, a subsidiary of Takeda Pharmaceutical Company Ltd., we recognized contingent consideration liabilities for future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The contingent consideration was initially recorded at fair value on the acquisition date and is subsequently remeasured to fair value at each reporting date. Any changes in the fair value of the contingent consideration liabilities are recognized as operating income or expenses.

Impairment of Intangible Asset

In connection with our acquisition of the MRT Program, we recognized indefinite-lived in-process research and development, or IPR&D, which is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. Following the impairment test, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. In September 2019, we announced our decision to discontinue the development of MRT5201, which we determined was an indicator of impairment. As a result, we retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, recorded an impairment charge.

Other Income (Expense), Net

Interest Income

Interest income consists of income recognized in connection with our investments in money market funds and U.S. government agency bonds.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

We recognized an income tax benefit of $0.5 million and $5.6 million during the years ended December 31, 2019 and 2018, respectively. The income tax benefit recognized for both years resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of $229.3 million, of which $122.1 million will, if not utilized, begin to expire in 2031. As of December 31, 2019, we had U.S. state net operating loss carryforwards of $210.6 million, which will, if not utilized, begin to expire in 2031. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $6.5 million and $2.7 million, respectively, which will, if not utilized, begin to expire in 2032 and 2028, respectively, and orphan drug tax credit carryforwards of $13.0 million, which begin to expire in 2037. We also have state investment tax credit carryforwards of $0.3 million, which will, if not utilized, begin to expire in 2020. As of December 31, 2019, we recorded a full valuation allowance against our net deferred tax assets, except for the deferred tax asset associated with our alternative minimum tax credit carryforwards, which will be fully refundable.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Collaboration revenue	$7,804	$1,420	$6,384
Operating expenses:
Research and development	76,369	58,024	18,345
General and administrative	28,632	22,606	6,026
Change in fair value of contingent consideration	13	25,020	(25,007)
Impairment of intangible asset	18,559	—	18,559

Total operating expenses	123,573	105,650	17,923

Loss from operations	(115,769)	(104,230)	(11,539)

Other income (expense):
Interest income	2,010	1,323	687
Other expense	(20)	(53)	33

Total other income (expense), net	1,990	1,270	720

Loss before benefit from income taxes	(113,779)	(102,960)	(10,819)
Benefit from income taxes	486	5,565	(5,079)

Net loss	$(113,293)	$(97,395)	$(15,898)

Collaboration Revenue

Collaboration revenue was $7.8 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively, which was derived from the Sanofi Agreement. The increase of $6.4 million was related to the advancement of the vaccine program during the year ended December 31, 2019 compared to the same period in 2018.

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Direct external research and development expenses by program:
MRT5005 program	$30,203	$18,270	$11,933
MRT discovery program	8,123	6,186	1,937
MRT5201 program	6,226	10,225	(3,999)
Vaccine program	1,930	373	1,557
Oligonucleotide program	202	134	68
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	18,652	14,721	3,931
Other	11,033	8,115	2,918

Total research and development expenses	$76,369	$58,024	$18,345

Research and development expenses were $76.4 million for the year ended December 31, 2019, compared to $58.0 million for the year ended December 31, 2018. The increase of $18.3 million was primarily due to increases in external research and development service costs resulting from costs incurred to conduct our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF and the continued development of our MRT discovery and vaccine programs as well as an increase in personnel-related costs.

Direct external expenses of our MRT5005 program increased by $11.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increased raw material and manufacturing costs as well as increased costs related to our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF.

Direct external expenses of our MRT discovery program increased by $1.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increased costs related to our ongoing exploratory research in the program.

Direct external expenses of our MRT5201 program decreased by $4.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease during the year ended December 31, 2019 was primarily due to reduced spending on preclinical development IND-enabling studies, partially offset by the initial costs of CROs to conduct our planned Phase 1/2 clinical trial of MRT5201 for the treatment of patients with OTC deficiency. In September 2019, we announced our decision to discontinue the development of MRT5201. We will not be investing any additional funds in this program.

Direct external expenses of our vaccine program increased by $1.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increased costs related to the advancement of the development programs associated with the Sanofi Agreement which became effective in July 2018.

Unallocated research and development expenses increased by $6.8 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase of $3.9 million in personnel-related costs was primarily related to an increase in headcount during the year ended December 31, 2019 compared to the same period in 2018 as well as an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2019. The increase of $2.9 million in other unallocated research and development expenses was due to an increase of $1.9 million in amortization expense related to the definite-lived MRT intangible asset, an increase of $1.1 million in professional fees related to manufacturing and an increase of $0.5 million in depreciation expense, partially offset by a decrease of $0.9 million in facilities costs.

General and Administrative Expenses

General and administrative expenses were $28.6 million for the year ended December 31, 2019, compared to $22.6 million for the year ended December 31, 2018. The increase of $6.0 million was primarily due to an increase of $4.2 million in personnel-related costs, an increase of $0.9 million in professional fees and an increase of $0.7 million in insurance costs.

The increase in personnel-related costs was primarily due to an increase in stock-based compensation expense, resulting from options granted during the year ended December 31, 2019, as well as an increase in average headcount during the year ended December 31, 2019 compared to 2018.

The increase in insurance costs was a result of additional insurance coverage associated with operating as a public company.

The increase in professional fees was due to an increase in legal fees primarily associated with expanding and protecting our intellectual property portfolio as well as an increase in costs related to operating as a public company, partially offset by a decrease in consulting fees during the year ended December 31, 2018 for which there was no comparable expense in the same period in 2019.

The decrease in depreciation expense was primarily due to the acceleration of unamortized leasehold improvements for a terminated lease in 2018.

Change in Fair Value of Contingent Consideration

During the years ended December 31, 2019 and 2018, we recognized operating expenses of less than $0.1 million and $25.0 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The expense recognized during the year ended December 31, 2019 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. The increase in the fair value of contingent consideration during the year ended December 31, 2019 was due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate, offset by a decrease due to a decision to discontinue the development of MRT5201 in September 2019, which resulted in the removal of the $23.2 million in contingent consideration liability related to this program.

Impairment of Intangible Asset

In September 2019, we discontinued development of MRT5201 which was an indicator of impairment, and, as a result, we retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, during the year ended December 31, 2019, we recognized an impairment charge of $18.6 million representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program.

Benefit from Income Taxes

During the years ended December 31, 2019 and 2018, we recognized income tax benefits of $0.5 million and $5.6 million, respectively. The income tax benefit recognized for both years resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program.

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

Through December 31, 2019, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, the net cash proceeds of $113.2 million from our IPO, $45.0 million from the upfront payment received under the Sanofi Agreement, net cash proceeds of $44.1 million from a private placement of our common stock and net cash proceeds of $84.0 million from a public offering of our common stock.

In July 2018, we closed our IPO in which we issued and sold 9,714,371 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $13.00 per share, resulting in aggregate net proceeds of $113.2 million after deducting underwriting discounts and commissions and offering expenses.

On May 3, 2019, we issued and sold 5,582,940 shares of our common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million before deducting placement agent fees of $2.8 million and other offering expenses of $0.6 million.

On July 3, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2019 Shelf, to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543). On September 20, 2019, we issued and sold 9,000,000 shares of our common stock through a public offering under the 2019 Shelf at a price per share of $10.00, resulting in gross proceeds of $90.0 million before deducting underwriting discounts and commissions of $5.4 million and other offering expenses of $0.6 million.

On July 3, 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $50.0 million. We have not sold any shares under the Sales Agreement as of March 9, 2020. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our shares of common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Any shares sold would be pursuant to the 2019 Shelf.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(82,162)	$(22,133)
Net cash used in investing activities	(18,186)	(85,290)
Net cash provided by financing activities	129,654	113,623

Net increase in cash, cash equivalents and restricted cash	$29,306	$6,200

Operating Activities

During the year ended December 31, 2019, operating activities used $82.2 million of cash, resulting from our net loss of $113.3 million and net cash used in changes in our operating assets and liabilities of $3.0 million, partially offset by net non-cash charges of $34.2 million. Net cash used in changes in our operating assets and liabilities consisted primarily of an $8.5 million increase in prepaid expenses and other assets, a $3.8 million increase in short-term collaboration receivables and a $1.1 million decrease in deferred revenue, partially offset by a $9.9 million increase in accounts payable. Net non-cash charges for the year ended December 31, 2019 primarily consisted of an impairment charge of $18.6 million representing the entire value of the indefinite-live IPR&D related to the OTC deficiency program resulting from our decision to discontinue the development of MRT5201 and $11.3 million in stock-based compensation expense.

During the year ended December 31, 2018, operating activities used $22.1 million of cash, resulting from our net loss of $97.4 million, partially offset by net cash provided by changes in our operating assets and liabilities of $45.6 million and net non-cash charges of $29.6 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2018 included a $44.4 million increase in deferred revenue resulting from the $45.0 million received under Sanofi Agreement, which became effective in

July 2018. Net non-cash charges for the year ended December 31, 2018 primarily consisted of a $25.0 million increase in the change in the fair value of contingent consideration which was primarily due to the continued progress of MRT5005, including the initiation in May 2018 of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, the advancement in 2018 of MRT5201 for the treatment of patients with OTC deficiency, the time value of money due to the passage of time, as well as a decrease in the discount rate.

Investing Activities

During the year ended December 31, 2019, net cash used in investing activities was $18.2 million, consisting of $174.3 million of purchases of short-term investments and $3.5 million of purchases of property and equipment, partially offset by $159.6 million of sales and maturities of short-term investments.

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

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $129.7 million, consisting of net cash proceeds of $44.1 million from a private placement of our common stock, net cash proceeds of $84.0 million from a public offering of our common stock and $1.5 million in proceeds from option exercises.

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

•	hire additional clinical, quality control and scientific personnel;

•	expand our manufacturing, operational, financial and management systems;

•	increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other product candidates and technologies; and

•	incur additional legal, accounting and other expenses in operating as a public company.

We believe that our existing cash, cash equivalents and short-term investments of $188.7 million as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In accordance with the requirements of ASC 205-40, based on our recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$24,171	$2,659	$5,555	$5,797	$10,160
Purchase commitments(2)	14,413	454	6,980	6,980	—
Research commitments(3)	4,089	1,363	2,726	—	—
License agreement obligations(4)	1,150	150	400	400	200

Total	$43,823	$4,626	$15,661	$13,177	$10,360

(1)	Reflects minimum payments due under our operating lease for office and laboratory space, which expires April 2028, and our operating lease for communications equipment, which expires March 2023.
(2)	Reflects minimum purchase commitments under a master supply agreement expiring in December 2024 with Roche Diagnostics Corporation, which we engaged to manufacture drug product materials.
(3)	Reflects sponsored research commitments under our research agreement with MIT, which expires December 2022.
(4)

Reflects the annual license maintenance fees payable under our license agreement with MIT. Amounts in the table represent reflect such fees payable through 2025, but we will be obligated to make such payments until the license agreement is terminated.

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

Under our license agreement with MIT, we are obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon our first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. In addition, we are obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that we ascribe to the MIT-licensed patents, excluding royalties on net sales and research support payments. Pursuant to such provision, we paid $0.7 million to MIT as its share of sublicense income with respect to the upfront payment received under the Sanofi Agreement. The amounts that we may owe to MIT will depend upon the relative value of the patents we licensed from MIT and sublicensed to Sanofi as compared to the other rights that we licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in our license agreement with MIT.

Under the Sanofi Agreement, we and Sanofi have agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Under the Sanofi Agreement, if we commercialize any product covered by a Sanofi patent right, we will be required to pay to Sanofi a royalty of a low single-digit percentage. The amount, timing and likelihood of such payments are not known.

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

In September 2019, we entered into a suite retention and development agreement with Albany Molecular Research, Inc., or AMRI, under which a series of cleanroom suites, or the Suites, will be built at AMRI’s manufacturing facility for our exclusive use. Under this agreement, we agreed to provide $6.0 million to finance the costs of the build-out, or Build-Out Costs. In the event the Build-Out Costs exceed $6.0 million, we and AMRI will share the overage equally, up to $11.0 million. We currently anticipate the Build-Out Costs to be in the range of $15.0 million to $20.0 million. We will be responsible for any Build-Out Costs exceeding $11.0 million. Beginning with the month following the build-out completion, we will pay monthly fees of $1.0 million for five years, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out completion, and we have the right to extend the lease for an additional three year term. As of December 31, 2019, we have determined that we do not have control, as defined in ASU

No. 2016 02, Leases (Topic 842), or ASC 842, of the Suites and as such, this lease was not included in the right-of-use asset or operating lease liabilities on our consolidated balance sheet.

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

Revenue Recognition

The terms of our collaboration agreements may include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and preclinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

We recognize revenue under ASC 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue standard, we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.

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

Under ASC 606, we will recognize revenue and record a receivable when we fulfill our performance obligations under the Sanofi Agreement. When no further performance obligation is required to be satisfied, we will recognize revenue for the portion satisfied and record a receivable. Amounts are recorded as short-term collaboration receivables when our right to consideration is unconditional. A contract liability is recognized when a customer prepays consideration or owes prepayment to an entity according to a contract. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.

Valuation of Contingent Consideration

Contingent consideration reflected on our consolidated balance sheets consists of liabilities for potential milestone and earnout payment obligations and through the closing of our IPO, anti-dilution rights recorded in connection with our acquisition of the MRT Program in December 2016. Contingent consideration is initially recognized at fair value at the acquisition date and is subsequently remeasured to fair value at each reporting date, with changes recorded in our consolidated statements of operations. Significant judgment is required in estimating fair value. Our estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ materially from estimates.

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

The fair value of the contingent consideration related to the anti-dilution rights was estimated by us on the acquisition date and was estimated by us at each reporting date based, in part, on the results of a third-party valuation. The third-party valuation was prepared using a probability-weighted expected return method, or PWERM, which considers as inputs the probability of occurrence of events that would trigger the issuance of additional shares, the expected timing of such events, the expected value of the contingently issuable equity upon the occurrence of a triggering event and a risk-adjusted discount rate. As a result of our IPO, we fully satisfied our obligation to issue shares of common stock to Shire under the Shire Agreement.

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

In September 2019, we discontinued development of MRT5201, which was an indicator of impairment, and, as a result, we retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. We will not be investing any additional funds in this program and have reallocated all resources previously dedicated to the OTC deficiency program to other programs within the company. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, we recorded an impairment charge of $18.6 million during the year ended December 31, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. During the year ended December 31, 2018, we did not recognize any impairment charges related to our definite-lived IPR&D.

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

During the years ended December 31, 2019 and 2018, we did not recognize any impairment charges related to goodwill.

Stock-Based Compensation

We measure stock-based awards granted to employees, directors and, effective January 1, 2019, non-employee consultants based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For stock-based awards with service-based vesting conditions, we recognize compensation expense using the straight-line method. For stock-based awards with both performance-based and service-based vesting conditions, we recognize compensation expense using the graded-vesting method over the requisite service period, commencing when achievement of the performance condition becomes probable. We recognize adjustments to compensation expense for forfeitures as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date.

Through December 31, 2018, for stock-based awards granted to non-employee consultants, we recognized compensation expense over the period during which services were rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was reimbursed using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

Recently Adopted Accounting Policies

On January 1, 2019, we adopted ASC 842. Under ASC 842, most leases are required to be recognized on the balance sheet as a right-of-use asset and a lease liability. The standard has been implemented using the cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance. We have also elected to utilize the permitted practical expedients, which allowed us to not reassess previous accounting conclusions around whether arrangements are or contain leases, and carried forward both the historical classification of leases and the treatment of initial direct costs. ASC 842 requires us to make significant assumptions and judgments including, but not limited to, the determination of whether a contract contains a lease, the allocation of consideration in a contract between lease and non-lease components and the determination of the discount rate for the lease. Our assessment of leases under ASC 842 is based upon assumptions we believed to be reasonable, but which are inherently uncertain, and changes in these assumptions could materially affect the amounts recognized as a right-of-use asset and lease liability on the balance sheet, and, as a result, actual results may differ materially from estimates. The adoption of this standard did not materially impact our consolidated net earnings and had no impact on cash flows.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial officer, respectively, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that it was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

In connection with the completion of our initial public offering in July 2018, we agreed to provide our executive officers and senior management members with certain compensatory arrangements, including payments upon a change of control. These arrangements were previously disclosed in our definitive proxy statement filed with the SEC on April 25, 2019. On March 11, 2020, we entered into agreements with our executive officers and senior management members to document these compensatory arrangements.

In connection with entering into such agreements, on March 11, 2020, we entered in amended and restated employment agreements with each of John Schroer, our chief financial officer, Brian Fenton, our chief business officer, and Richard Wooster, our chief scientific officer. These agreements provide that Mr. Schroer, Mr. Fenton and Dr. Wooster are entitled to base salaries of $405,000, $357,000 and $420,000, respectively, and are entitled, at our sole discretion, to earn annual bonuses of up to 40%, 35% and 40%, respectively, of their base salaries. Under these agreements, each employee is entitled, subject to his execution and non-revocation of a release of claims in our favor, in the event of the termination of his employment by us without cause or by him for good reason, to (i) continue receiving his then-current annual base salary for a period of nine (9) months following the date his employment is terminated, and (ii) continue receiving an amount equal to COBRA premiums for health benefit coverage on the same terms as were applicable to him prior to his termination for a period of nine (9) months following the date that his employment is terminated, or earlier, if he becomes eligible to enroll in a health benefit plan with a new employer. In the event that the employee’s employment is terminated by us without cause or by the employee with good reason, within twelve (12) months following a change of control, he will be entitled to (i) continue receiving his then-current annual base salary for a period of twelve (12) months following the date his employment is terminated, (ii) receive payment of his target annual bonus for the year in which termination of employment occurred; (iii) continue receiving an amount equal to COBRA premiums for health benefit coverage on the same terms as were applicable to him prior to his termination for a period of twelve (12) months following the date his employment is terminated, or earlier, if he becomes eligible to enroll in a health benefit plan with a new employer; and (iv) the automatic vesting of any unvested stock options and other equity awards then held by him on the date his employment is terminated, which options will remain exercisable for the time period set forth in the applicable grant agreement.

The agreements also provide each employee with a modified economic cutback provision. Under the agreements, the employees are at-will employees, and their employment with us can be terminated by them or us at any time and for any reason.

On March 11, 2020, we entered into an amendment to the employment agreement, dated October 31, 2014, with Ronald C. Renaud, Jr., our chief executive officer, to provide him with a modified economic cutback provision. All other provisions of Mr. Renaud’s employment agreement remain the same.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports”, if applicable, in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of our last fiscal year ended December 31, 2019 and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the text of our Code of Business Conduct and Ethics under the “Investors & Media—Corporate Governance” section of our website, www.translate.bio. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11.	Executive Compensation.

The information required by this Item 11 will be included under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included, as applicable, under the captions “Employment Agreements,” “Director Independence” and “Transactions with Related Persons” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 will be included under the captions “Independent Registered Public Accountants Fees and Other Matters” and “Pre-Approval Policies and Procedures” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

2.1+†	Asset Purchase Agreement, by and between the Registrant and Shire Human Genetic Therapies, Inc. dated as of December 22, 2016	S-1^	June 1, 2018	2.1

3.1	Restated Certificate of Incorporation of Translate Bio, Inc.	8-K^^	July 2, 2018	3.1

3.2	Amended and Restated Bylaws of Translate Bio, Inc.	8-K^^	July 2, 2018	3.2

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1^	June 1, 2018	4.1

4.2	Description of Registrant’s Securities				X

10.1	Amended and Restated Registration Rights Agreement, by and among the Registrant and the other parties thereto, dated as of December 22, 2016	S-1^	June 1, 2018	10.1

10.2+	Exclusive Patent License Agreement between the Massachusetts Institute of Technology and Shire AG, dated as of November 1, 2013, as amended	S-1^	June 1, 2018	10.2

10.3*	Form of Indemnification Agreement with directors and executive officers	S-1^	June 1, 2018	10.3

10.4*	2016 Stock Incentive Plan, as amended	S-1^	June 1, 2018	10.4

10.5*	Form of Incentive Stock Option Agreement under the 2016 Stock Incentive Plan	S-1^	June 1, 2018	10.5

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.6*	Form of Nonstatutory Stock Option Agreement under the 2016 Stock Incentive Plan	S-1^	June 1, 2018	10.6

10.7*	2018 Equity Incentive Plan	S-1/A^	June 12, 2018	10.7

10.8*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan (Single Trigger Acceleration)	S-1^	June 1, 2018	10.8

10.9*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan (Double Trigger Acceleration)	S-1^	June 1, 2018	10.9

10.10*	2018 Employee Stock Purchase Plan	S-1^	June 1, 2018	10.10

10.11*	Letter Agreement, dated October 31, 2014, by and between the Registrant and Ronald C. Renaud, Jr.	S-1^	June 1, 2018	10.11

10.12*	Amendment to Letter Agreement, dated March 11, 2020, by and between the Registrant and Ronald C. Renaud, Jr.				X

10.13	Lease Agreement, dated June 29, 2017, by and between Translate Bio MA, Inc. and ARE-MA Region No. 8, LLC	S-1^	June 1, 2018	10.14

10.14*	Consulting Agreement, dated June 1, 2012, as amended, by and between the Registrant and Daniel S. Lynch	S-1^	June 1, 2018	10.15

10.15*	Consulting Agreement, dated July 1, 2016, by and between the Registrant and Owen Hughes	S-1^	June 1, 2018	10.16

10.16*	Amended and Restated Employment Agreement, dated March 11, 2020, by and between the Registrant and Brian Fenton				X

10.17*	Amended and Restated Employment Agreement, dated March 11, 2020, by and between the Registrant and John R. Schroer				X

10.18*	Amended and Restated Employment Agreement, dated March 11, 2020, by and between the Registrant and Richard Wooster				X

10.19*	Translate Bio, Inc. Director Compensation Policy	S-1/A^	June 12, 2018	10.19

10.20+	Collaboration and License Agreement, dated June 8, 2018, by and between Translate Bio MA, Inc. and Sanofi Pasteur Inc.	S-1/A^	June 12, 2018	10.20

10.21+	First Amendment to Asset Purchase Agreement, by and between the Registrant and Shire Human Genetic Therapies, Inc., dated as of June 7, 2018	S-1/A^	June 12, 2018	10.21

Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.22#	Suite Retention and Development Agreement, dated September 9, 2019, by and between Albany Molecular Research, Inc. and the Registrant	10-Q^^	November 6, 2019	10.1

10.23	Securities Purchase Agreement, dated April 30, 2019, by and among the Registrant and the other parties thereto	8-K^^	May 1, 2019	10.1

10.24	Registration Rights Agreement, dated April 30, 2019, by and among the Registrant and the other parties thereto	8-K^^	May 1, 2019	10.2

21.1	List of Subsidiaries				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan

^	SEC File No. 333-225368
^^	SEC File No. 001-38550
+	Confidential treatment has been requested and/or granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
†

Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSLATE BIO, INC.

Date: March 12, 2020	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	President and Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2020

/s/ John R. Schroer John R. Schroer	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2020

/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	March 12, 2020

/s/ Daniella Beckman Daniella Beckman	Director	March 12, 2020

/s/ George Demetri, M.D. George Demetri, M.D.	Director	March 12, 2020

/s/ Jean-François Formela, M.D. Jean-François Formela, M.D.	Director	March 12, 2020

/s/ Owen Hughes Owen Hughes	Director	March 12, 2020

/s/ Robert J. Meyer, M.D. Robert J. Meyer, M.D.	Director	March 12, 2020

/s/ Robert M. Plenge, M.D., Ph.D. Robert M. Plenge, M.D., Ph.D.	Director	March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Translate Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Translate Bio, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and cash outflows from operations since its inception and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2020

We have served as the Company’s auditor since 2015.

TRANSLATE BIO, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$84,580	$55,199
Short-term investments	104,098	88,904
Short-term collaboration receivables	4,596	833
Prepaid expenses and other current assets	9,391	3,641
Restricted cash	950	1,025

Total current assets	203,615	149,602
Property and equipment, net	12,539	10,245
Right-of-use assets, net	10,400	—
Goodwill	21,359	21,359
Intangible assets, net	85,536	106,445
Other assets	2,752	—

Total assets	$336,201	$287,651

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,968	$5,168
Accrued expenses	7,072	6,547
Current portion of deferred revenue	18,100	2,572
Current portion of operating lease liability	530	—

Total current liabilities	41,670	14,287
Contingent consideration	103,655	103,642
Deferred revenue, net of current portion	25,256	41,841
Deferred tax liabilities	—	481
Deferred rent	—	2,105
Operating lease liability, net of current portion	12,084	—

Total liabilities	182,665	162,356

Commitments and contingencies (Notes 3, 4 and 14)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2019 and 2018, respectively; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2019 and 2018; 60,022,067 shares and 45,139,955 shares issued and outstanding as of December 31, 2019 and 2018, respectively	60	45
Additional paid-in capital	512,231	371,257
Accumulated deficit	(359,496)	(246,203)
Accumulated other comprehensive income	741	196

Total stockholders’ equity (deficit)	153,536	125,295

Total liabilities and stockholders’ equity (deficit)	$336,201	$287,651

The accompanying notes are an integral part of these consolidated financial statements.

TRANSLATE BIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
Collaboration revenue	$7,804	$1,420
Operating expenses:
Research and development	76,369	58,024
General and administrative	28,632	22,606
Change in fair value of contingent consideration	13	25,020
Impairment of intangible asset	18,559	—

Total operating expenses	123,573	105,650

Loss from operations	(115,769)	(104,230)

Other income (expense):
Interest income	2,010	1,323
Other expense	(20)	(53)

Total other income (expense), net	1,990	1,270

Loss before benefit from income taxes	(113,779)	(102,960)
Benefit from income taxes	486	5,565

Net loss	(113,293)	(97,395)
Accretion of redeemable convertible preferred stock to redemption value	—	(644)

Net loss attributable to common stockholders	$(113,293)	$(98,039)

Net loss per share attributable to common stockholders—basic and diluted	$(2.20)	$(3.64)

Weighted average common shares outstanding—basic and diluted	51,445,539	26,945,508

The accompanying notes are an integral part of these consolidated financial statements.

TRANSLATE BIO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018
Net loss	$(113,293)	$(97,395)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $0	545	117

Comprehensive loss	$(112,748)	$(97,278)

The accompanying notes are an integral part of these consolidated financial statements.

TRANSLATE BIO, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2017	142,288,292	$192,896	9,582,791	$10	$55,204	$(148,808)	$79	$(93,515)
Accretion of redeemable convertible preferred stock to redemption value	—	644	—	—	(644)	—	—	(644)
Conversion of redeemable convertible preferred stock to common stock	(142,288,292)	(193,540)	25,612,109	26	193,514	—	—	193,540
Issuance of common stock in connection with IPO and SHOE, net of commissions and offering costs	—	—	9,714,371	9	113,183	—	—	113,192
Issuance of common stock in full settlement of contingent consideration anti-dilution liability (Note 5)	—	—	183,619	—	2,387	—	—	2,387
Issuance of common stock due to the aggregation of fractional shares in connection with the reverse stock split	—	—	52	—	—	—	—	—
Forfeited restricted common stock	—	—	(2,446)	—	2	—	—	2
Exercise of stock options	—	—	49,459	—	278	—	—	278
Stock-based compensation expense	—	—	—	—	7,333	—	—	7,333
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	117	117
Net loss	—	—	—	—	—	(97,395)	—	(97,395)

Balances at December 31, 2018	—	—	45,139,955	45	371,257	(246,203)	196	125,295
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	—	—	5,582,940	6	44,128	—	—	44,134
Issuance of common stock in connection with public offering, net of underwriting discounts and commissions and offering costs	—	—	9,000,000	9	84,002	—	—	84,011
Issuance of common stock in connection with a former employee letter agreement (Note 10)			67,406	—	847	—	—	847
Forfeited restricted common stock	—	—	(1,783)	—	(2)	—	—	(2)
Exercise of stock options	—	—	233,549	—	1,512	—	—	1,512
Stock-based compensation expense	—	—	—	—	10,487	—	—	10,487
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	545	545
Net loss	—	—	—	—	—	(113,293)	—	(113,293)

Balances at December 31, 2019	—	$—	60,022,067	$60	$512,231	$(359,496)	$741	$153,536

The accompanying notes are an integral part of these consolidated financial statements.

TRANSLATE BIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(113,293)	$(97,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,732	2,841
Stock-based compensation expense	11,334	7,333
Impairment of intangible asset	18,559	—
Change in fair value of contingent consideration	13	25,020
Deferred income tax benefit	(486)	(5,565)
Changes in operating assets and liabilities:
Short-term collaboration receivables	(3,763)	(833)
Prepaid expenses and other assets	(8,495)	(1,346)
Right-of-use assets	484	—
Accounts payable	9,928	658
Accrued expenses	257	2,271
Deferred rent	—	470
Lease liability	(375)	—
Deferred revenue	(1,057)	44,413

Net cash used in operating activities	(82,162)	(22,133)

Cash flows from investing activities:
Purchases of investments	(174,271)	(136,694)
Sales and maturities of investments	159,622	57,984
Purchases of property and equipment	(3,537)	(6,580)

Net cash used in investing activities	(18,186)	(85,290)

Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	84,600	—
Payments of public offering costs	(589)	—
Proceeds from private placement, net of placement agent fees	44,608	—
Payments of private placement offering costs	(477)	—
Proceeds from initial public offering of common stock, net of underwriting discounts and commissions	—	117,447
Payments of initial public offering costs	—	(4,102)
Proceeds from option exercises	1,512	278

Net cash provided by financing activities	129,654	113,623

Net increase in cash, cash equivalents and restricted cash	29,306	6,200
Cash, cash equivalents and restricted cash at beginning of period	56,224	50,024

Cash, cash equivalents and restricted cash at end of period	$85,530	$56,224

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$84,580	$55,199
Restricted cash	950	1,025

Total cash, cash equivalents and restricted cash at end of period	$85,530	$56,224

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,189	$49
Issuance of common stock in connection with a former employee letter agreement (Note 10)	$847	$—
Issuance of common stock as settlement of contingent consideration liability	$—	$2,387
Accretion of redeemable convertible preferred stock to redemption value	$—	$644

The accompanying notes are an integral part of these consolidated financial statements.

TRANSLATE BIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease.

The Company is developing MRT5005 for the treatment of cystic fibrosis (“CF”). The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single and multiple-ascending doses of MRT5005. Percent predicted forced expiratory volume in one second (“ppFEV1”), which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, the Company completed dosing of all patients in the single-ascending dose (“SAD”) portion of the Phase 1/2 clinical trial and in July 2019, the Company reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at the mid-dose level. Based on the analysis of the interim results, the Company has amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose (“MAD”) portion of this trial. The Company began dosing patients in the MAD portion of the trial in early 2019. The Company expects to report data from the additional SAD dose group and the MAD portion of the clinical trial in the third quarter of 2020.

In September 2019, the Company announced its decision to discontinue the development of MRT5201, a liver targeted treatment for ornithine transcarbamylase (“OTC”) deficiency (see Notes 4 and 5). The Company’s decision to discontinue the development of MRT5201 for OTC deficiency was based on data from preclinical studies in 2019, the results of which did not support desired pharmacokinetic and safety profile for advancement of the program.

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

Reverse Stock Split

In June 2018, the Company effected a one-for-5.5555 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s redeemable convertible preferred stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and the associated adjustment of the preferred stock conversion ratios.

Sales of Common Stock

In July 2018, the Company closed its initial public offering of its common stock (the “IPO”). In the IPO, the Company issued and sold 9,714,371 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $13.00 per share, resulting in aggregate net proceeds of $113.2 million after deducting underwriting discounts and commissions and offering expenses.

On May 3, 2019, the Company issued and sold 5,582,940 shares of its common stock in a private placement at a price per share of $8.50, resulting in gross proceeds of $47.5 million before deducting placement agent fees of $2.8 million and other offering expenses of $0.6 million.

On July 3, 2019, the Company filed a universal shelf registration statement on Form S-3 with the SEC (the “2019 Shelf”) to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543). On September 20, 2019, the Company issued and sold 9,000,000 shares of its common stock through a public offering under the 2019 Shelf at a price per share of $10.00, resulting in gross proceeds of $90.0 million before deducting underwriting discounts and commissions of $5.4 million and other offering expenses of $0.6 million.

On July 3, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $50.0 million. The Company has not sold any shares under the Sales Agreement as of March 9, 2020. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under its normal trading and sales practices to sell the common stock based upon the Company’s instructions. The Company is not obligated to make any sales of its common stock under the Sales Agreement. Any shares sold would be pursuant to the 2019 Shelf.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2019, the Company has funded its operations with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of the Company’s common stock, the proceeds from the IPO, the upfront payment received under the Sanofi Agreement, the proceeds from a private placement of the Company’s common stock and the proceeds from a public offering of the Company’s common stock. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $113.3 million and $97.4 million for the years ended December 31, 2019 and 2018, respectively. In addition, the Company had an accumulated deficit of $359.5 million as of December 31, 2019. The Company expects to continue to generate operating losses for the foreseeable future.

As of March 12, 2020, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and short-term investments of $188.7 million as of December 31, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements into the second quarter of 2021. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations.

Although the Company has been successful in raising capital in the past, there is no assurance that it will be successful in obtaining such additional financing on terms acceptable to the Company, if at all. The Company expects that its expenses will increase in connection with its ongoing business activities. As a result, the Company will need substantial additional funding to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from products sales, if ever, it expects to finance its operations through the sale of equity, debt financing or other capital sources, including collaborations with other companies or other strategic transactions.

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

Based on its recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance its future operations, the Company concluded that there is substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2019 and 2018.

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

The Company’s investments as of December 31, 2019 and 2018 had original maturities of less than one year.

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

Property and equipment are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate an asset group for recoverability, the Company compares the forecasted undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows using market participant assumptions. The Company recorded an impairment loss on property and equipment during the year ended December 31, 2019; however, the amount did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company did not record any impairment losses on property and equipment during the year ended December 31, 2018.

Revenue Recognition

The terms of the Company’s collaboration agreements may include consideration such as non-refundable license fees, funding of research and development services, payments due upon the achievement of clinical and preclinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.

The Company had no revenue prior to the Sanofi Agreement, therefore the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”), described further in Note 3 under the heading “Accounting under ASC 606”, had no impact to the Company. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance contracts, financial instruments, guarantees and nonmonetary exchanges. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services the Company transfers to the customer is determined to be probable. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. The Company then allocates the transaction price (the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled and will not result in a significant reversal of revenue when the uncertainty with the variable consideration is resolved.

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

In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the Company’s estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company will recognize and record in future periods. At December 31, 2019, the Company had short-term and long-term deferred revenue of $18.1 million and $25.3 million, respectively, related to the Sanofi Agreement.

Under ASC 606, the Company will recognize revenue and record a receivable when it fulfills its performance obligations under the Sanofi Agreement. When no further performance obligation is required to be satisfied, the Company will recognize revenue for the portion satisfied and record a receivable. Amounts are recorded as short-term collaboration receivables when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At December 31, 2019, the Company has not capitalized any costs to obtain any of its contracts.

In-Process Research and Development

The fair value of in-process research and development (“IPR&D”) acquired through a business combination is capitalized as an indefinite- and definite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed or a change in circumstance occurs that defines the useful life, the asset is reclassified to a definite-lived asset and amortized over its estimated useful life. When a change between these classes occurs, the Company will perform an impairment test.

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

In September 2019, the Company discontinued development of MRT5201, which was an indicator of impairment, and, as a result, the Company retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company will not be investing any additional funds in this program and has reallocated all resources previously dedicated to the OTC deficiency program to other programs within the

Company. The Company determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, the Company recorded an impairment charge of $18.6 million during the year ended December 31, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. During the year ended December 31, 2018, the Company did not recognize any impairment charges related to its definite-lived IPR&D (see Note 4).

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

The Company’s cash equivalents and short-term investments are carried at fair value, determined based on Level 2 inputs in the fair value hierarchy described above (see Note 5). The Company’s contingent consideration liability is carried at fair value, determined based on Level 3 inputs in the fair value hierarchy described above (see Note 5). The carrying values of the Company’s short-term collaboration receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other short-term liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

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

Stock-Based Compensation

The Company measures all stock-based awards granted to employees, directors and, effective January 1, 2019, non-employee consultants based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For stock-based awards with service-based vesting conditions, the Company recognizes compensation expense using the straight-line method. For stock-based awards with both performance-based and service-based vesting conditions, the Company recognizes compensation expense using the graded-vesting method over the requisite service period, commencing when achievement of the performance condition becomes probable. The Company recognizes adjustments to compensation expense for forfeitures as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 10). The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

Through December 31, 2018, for stock-based awards granted to non-employee consultants, the Company recognized compensation expense over the period during which services were rendered by such non-employee consultants until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards was reimbursed using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Classification and Accretion of Redeemable Convertible Preferred Stock

The Company has classified its redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. Costs incurred in connection with the issuance of each series of redeemable convertible preferred stock were recorded as a reduction of gross proceeds from issuance. The carrying values of redeemable convertible preferred stock were accreted to their redemption values through a charge to additional paid-in capital or accumulated deficit over the period from date of issuance to the earliest date on which the holders could, at their option, elect to redeem their shares. Upon the closing of the Company’s IPO in July 2018, all then-outstanding shares of redeemable convertible preferred stock converted into shares of common stock according to their terms. As of December 31, 2019 and 2018, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

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

The Company’s preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019 and 2018.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability. The Company adopted ASU 2016-02 as of the required effective date of January 1, 2019 using the cumulative-effect adjustment on the effective date of the standard, with comparative periods presented in accordance with the previous guidance in ASC 840. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”.

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

Adoption of the new standard resulted in the recording of ROU assets and related lease liabilities of approximately $10.9 million and $13.0 million, respectively, as of January 1, 2019. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. Refer to Note 13 for the additional disclosures required by ASC 842.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I applies to entities that issue financial instruments, such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The Company adopted this standard as of the required effective date for annual periods beginning after December 15, 2018, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718), which aligns the accounting for share-based payment awards issued to employees and non-employees. Under the new guidance, the existing employee guidance will apply to non-employee share-based transactions. The Company adopted this standard as of the required effective date on January 1, 2019. Upon adoption, the Company remeasured the fair value of a grant previously awarded to a non-employee which did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued guidance on the Measurement of Credit Losses on Financial Instruments. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2023. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The standard is effective for fiscal years beginning after December 15, 2019. The Company does not expect that the adoption of this new standard will have a material impact on its disclosures.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808). This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) including the alignment of unit of account guidance between the two topics. This update is effective in fiscal years, including interim periods, beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this update may have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

3. Collaboration Agreement

Sanofi Collaboration and License Agreement

In 2018, the Company entered into the Sanofi Agreement to develop mRNA vaccines and mRNA vaccine platform development for up to five infectious disease pathogens (the “Licensed Fields”).

Under the Sanofi Agreement, the Company and Sanofi have agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Following the research term, the Company is obligated to manufacture clinical product for Sanofi, which the Company estimates may take up to eight years to complete. The collaboration activities will be subject to a collaboration plan to be updated annually. Under the Sanofi Agreement, the Company received an upfront payment of $45.0 million and is eligible for certain potential milestone and option payments, each as further described below. In addition, the Company is eligible to receive from Sanofi tiered royalty payments on worldwide net sales of mRNA vaccines.

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

The Sanofi Agreement provides that the Company is eligible to receive aggregate potential payments of up to $805.0 million from Sanofi, which includes the $45.0 million upfront payment the Company received in 2018, potential milestone payments and potential option exercise payments. Sanofi will also pay the Company $5.0 million with respect to each additional Licensed Field for which it exercises an option. Sanofi has also agreed to pay the Company milestone payments upon the achievement of specified development, regulatory and commercialization milestones. In particular, the Company is entitled to receive development and regulatory milestone payments of up to $63.0 million per Licensed Field and sales milestone payments of up to $85.0 million per Licensed Field. In addition, the Company is entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.

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

The Company identified the following promised goods or services contained in the Sanofi Agreement: (i) the license it conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how to be conveyed to Sanofi with respect to the Licensed Fields, (iii) its obligations to perform research and development on the Licensed Fields, (iv) its obligation to transfer licensed materials to Sanofi, (v) its obligation to manufacture and supply certain non-clinical and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi and (vi) the technology and process transfer. The Company assessed whether each of these promised goods or services are distinct performance obligations on their own or if they need to be combined with other promises to create a bundle that is a distinct performance obligation. The Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation. Sanofi’s right to exercise options for up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any option by Sanofi, the contract promises associated with an option target would use a separate proportional performance model for purposes of revenue recognition under ASC 606. There was no significant financing component or non-cash consideration included in the Sanofi Agreement.

Under ASC 606, at the end of each reporting period, the Company re-evaluates the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. The estimated collaboration budget is consistently re-evaluated and changes to the budget, if any, require approval by the JSC. If an approved change occurs, the Company will re-evaluate the transaction price which could potentially affect the cumulative amount of revenue recognized. During the three months ended March 31, 2019, the Company reduced the overall transaction price by $10.0 million. The transaction price includes the upfront, non-refundable payment of $45.0 million for the transfer of the combined license, supply and development obligations under the Sanofi Agreement, an estimated $32.6 million in reimbursable employee costs, an estimated $54.5 million in reimbursable development costs including out-of-pocket costs paid to third parties and manufacturing costs and an estimated $19.0 million in milestone payments.

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

The following table summarizes the Company’s collaboration revenue (in thousands):

	Year Ended December 31,
	2019	2018
Collaboration revenue	$7,804	$1,420

The following table presents the balance of the Company’s contract liabilities (in thousands):

	December 31, 2019	December 31, 2018
Contract liabilities
Deferred revenue	$43,356	$44,413

The Company considers the total consideration expected to be earned in the next 12 months for services to be performed as short-term deferred revenue, and consideration that is expected to be earned subsequent to 12 months from the balance sheet date as long-term deferred revenue. The Company expects to complete its obligations and recognize all net revenues from the collaboration over eight years. Revenue recognized from contract liabilities was $1.1 million and $0 during the years ended December 31, 2019 and 2018, respectively.

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

		December 31, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(2,747)	$—	$43,245

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	—	42,291
IPR&D—OTC	Indefinite	18,559	—	(18,559)	—

Total intangible assets, net		$106,842	$(2,747)	$(18,559)	$85,536

		December 31, 2018
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(397)	$—	$45,595

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	—	42,291
IPR&D—OTC	Indefinite	18,559	—	—	18,559

Total intangible assets, net		$106,842	$(397)	$—	$106,445

Identifiable intangible assets acquired in the acquisition of Shire’s MRT Program consisted of IPR&D, which included ongoing projects that could further the Company’s preclinical and clinical development activities related to CF, OTC deficiency and other potential rare diseases. As of the date of acquisition, the IPR&D was determined to be indefinite-lived.

Upon commencement of the Sanofi Agreement, the IPR&D—MRT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over an estimated eight-year period based on an economic consumption model. For the years ended December 31, 2019 and 2018, the Company recorded amortization expense of $2.3 million and $0.4 million, respectively, related to the definite-lived MRT intangible asset. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $9.0 million, $9.9 million, $4.2 million, $2.3 million and $2.5 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. The Company determined that the discontinuation of the development of MRT5201 was an indicator of impairment and, as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company will not be investing any additional funds in this program and has reallocated all resources previously dedicated to the OTC deficiency program to other programs within the Company. The Company determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, the Company recorded an impairment charge of $18.6 million during the year ended December 31, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. Concurrent with the impairment charge, the Company removed the contingent consideration liability related to this program (see Note 5). As a result of the termination of the planned Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency, the Company had recorded $0.9 million in short-term receivables, which is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2019, related to refundable advance payments for this program with one of the Company’s contract research organizations. The research and development expenses related to non-refundable advance payments and wind down costs for this program with the Company’s contract research organizations were immaterial for the year ended December 31, 2019. The amounts payable by the Company for incurred costs related to the OTC deficiency program were immaterial as of December 31, 2019.

Goodwill

The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the year ended December 31, 2019. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1st. During the years ended December 31, 2019 and 2018, the Company did not recognize any impairment charges related to goodwill.

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$56,591	$—	$56,591
U.S. government agency bonds	—	104,098	—	104,098

	$—	$160,689	$—	$160,689

Liabilities:
Contingent consideration	$—	$—	$103,655	$103,655

	$—	$—	$103,655	$103,655

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$23,318	$—	$23,318
U.S. government agency bonds	—	88,904	—	88,904

	$—	$112,222	$—	$112,222

Liabilities:
Contingent consideration	$—	$—	$103,642	$103,642

	$—	$—	$103,642	$103,642

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

Cash equivalents as of December 31, 2019 and 2018 consisted of money market funds totaling $56.6 million and $23.3 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of December 31, 2019 and 2018 consisted of U.S. government agency bonds and were classified as available-for-sale securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. As of December 31, 2019, the Company’s short-term investments had an amortized cost of $103.4 million, an unrealized gain of $0.7 million and a fair value of $104.1 million. All of these securities have a maturity of one year or less.

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

The following tables presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs	Fair Value at
	Projected Year of Payment	December 31, 2019	December 31, 2018
Earnout payments	2026 – 2039	$96,097	$94,999
Milestone payments	2026 – 2030	7,558	8,643

		$103,655	$103,642

The discount rate used in the third-party valuation was 13.5% and 14.5% as of December 31, 2019 and 2018, respectively.

The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2018	$103,642
Discontinuation of MRT5201	(23,174)
Increase in fair value of contingent consideration	23,187

Balance as of December 31, 2019	$103,655

The net increase in the fair value of contingent consideration during the year ended December 31, 2019 was primarily due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate. The increase was offset by a decrease in the fair value of contingent consideration due to a decision to discontinue the development of MRT5201 in September 2019, which resulted in the removal of the $23.2 million in contingent consideration liability related to this program.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Laboratory equipment	$9,044	$7,012
Computer equipment	779	686
Office equipment	883	836
Leasehold improvements	5,635	5,635
Construction in progress	3,460	959

	19,801	15,128
Less: Accumulated depreciation and amortization	(7,262)	(4,883)

	$12,539	$10,245

Depreciation and amortization expense related to property and equipment was $2.4 million for the each of the years ended December 31, 2019 and 2018.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued employee compensation and benefits	$3,547	$2,933
Accrued external research and development expenses	1,763	1,901
Accrued consultant and professional fees	1,390	977
Other	372	736

	$7,072	$6,547

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

Upon the closing of the Company’s IPO in July 2018, all then-outstanding shares of redeemable convertible preferred stock converted into an aggregate of 25,612,109 shares of common stock according to their terms. As of December 31, 2019 and 2018, there were no shares of redeemable convertible preferred stock authorized, issued or outstanding.

9. Common Stock

On July 2, 2018, the Company filed its restated certificate of incorporation, which authorizes the Company to issue up to 200,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2019 and 2018, there were 60,022,067 and 45,139,955 shares of common stock issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as declared by the Company’s Board of Directors (the “Board of Directors”). These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through December 31, 2018 and 2017, no cash dividends have been declared or paid.

10. Incentive Stock Options and Restricted Stock

2018 Equity Incentive Plan

On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, its stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards.

The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended, (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2019, the number of shares of common stock that may be issued under that 2018 Plan increased by 1,805,598 shares of common stock and through December 31, 2019, a total of 151,548 shares issued under the 2016 Plan have been cancelled for a total of 4,829,847 shares of common stock reserved for issuance under the 2018 Plan as of December 31, 2019. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, its stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, by an amount equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2019, the number of shares of common stock that may be issued under the 2018 ESPP increased by 451,399 shares for a total of 870,096 shares of common stock reserved for issuance under this plan.

As of December 31, 2019, no shares had been issued under the 2018 ESPP.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	6,236,006	$7.78	8.74	$1,104
Granted	2,825,200	$8.55
Exercised	(233,549)	$6.48
Forfeited	(181,279)	$7.89

Outstanding as of December 31, 2019	8,646,378	$8.06	8.42	$3,687

Exercisable as of December 31, 2019	3,457,794	$7.67	7.96	$2,234
Vested and expected to vest as of December 31, 2019	8,646,378	$8.06	8.42	$3,687

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $0.6 million and $0.1 million, respectively.

The weighted average grant-date fair value per share of stock options granted was $5.59 and $5.95 during the years ended December 31, 2019 and 2018, respectively.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company completed its IPO in July 2018 and therefore lacks company-specific historical and implied volatility information. As a result, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	2.36%	2.81%
Expected term (in years)	6.0	6.0
Expected volatility	73.0%	75.5%
Expected dividend yield	0%	0%

Restricted Common Stock

The following table summarizes the Company’s restricted stock activity since December 31, 2018:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2018	219,148	$1.27
Forfeited restricted common stock	(1,783)	$1.28
Vested restricted common stock	(183,197)	$1.27

Unvested restricted common stock outstanding as of December 31, 2019	34,168	$1.28

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development expenses	$4,786	$3,756
General and administrative expenses	6,548	3,577

	$11,334	$7,333

Included in general and administrative stock-based compensation expense during the year ended December 31, 2019 is $0.8 million related to the issuance of 67,406 shares of common stock in connection with a former employee letter agreement.

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $24.3 million, which is expected to be recognized over weighted average periods of 2.4 years.

11. Income Taxes

During the years ended December 31, 2019 and 2018, the Company recognized an income tax benefit of $0.5 million and $5.6 million, respectively, which resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program.

All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.6)	(6.9)
Research and development tax credits and orphan drug credit	(6.8)	(5.5)
Stock-based compensation	0.5	0.5
Other permanent differences	0.2	0.3
Change in deferred tax asset valuation allowance	33.6	27.7
Other	(0.3)	(0.4)

Effective income tax rate	(0.4)%	(5.3)%

Components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$61,460	$50,917
Research and development tax credit and orphan drug credit carryforwards	21,830	13,581
Intangibles	3,607	—
Deferred revenue	11,845	—
Depreciation and amortization	2,253	2,380
Accrued expenses and other	5,354	2,894

Total deferred tax assets	106,349	69,772

Deferred tax liabilities:
Indefinite-lived intangible assets	—	(2,109)

Total deferred tax liabilities	—	(2,109)

Valuation allowance	(106,346)	(68,143)

Net deferred tax assets (liabilities)	$3	$(480)

As of December 31, 2019, the Company had federal net operating loss carryforwards of $229.3 million, of which $122.1 million will, if not utilized, begin to expire in 2031, and state net operating loss carryforwards of $210.6 million, which will, if not utilized, begin to expire in 2031. Federal net operating loss carryforwards generated after 2017 will be carried forward indefinitely and could be used to offset up to 80% of taxable income of each future tax year. As of December 31, 2019, the Company had federal and state research and development tax credits carryforwards of $6.5 million and $2.7 million, respectively, which will, if not utilized, begin to expire in 2032 and 2028, respectively, and orphan drug tax credit carryforwards of $13.0 million, which will, if not utilized, begin to expire in 2037. The Company also has state investment tax credit carryforwards of $0.3 million, which will, if not utilized, begin to expire in 2020.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize all of the benefits of the deferred tax assets. At December 31, 2019, the Company maintained a full valuation allowance against its net deferred tax assets with the exception of alternative minimum tax credit carryforwards, which will be fully refundable. At December 31, 2018, the Company maintained a full valuation allowance with the exception of $0.8 million related primarily to indefinite-lived net operating loss carryforwards. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2019 and 2018, and were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Valuation allowance at beginning of year	$(68,143)	$(39,605)
Increases recorded to income tax provision	(38,203)	(28,538)

Valuation allowance at end of year	$(106,346)	$(68,143)

The Company had not recorded any amounts for unrecognized tax benefits as of December 31, 2019 and 2018. The Company files income tax returns in the U.S. and Massachusetts. The federal and state returns are generally subject to tax examinations for the tax years ended December 31, 2016 to the present. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future or prior period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

12. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(113,293)	$(97,395)
Accretion of redeemable convertible preferred stock to redemption value	—	(644)

Net loss attributable to common stockholders	$(113,293)	$(98,039)

Denominator:
Weighted average common shares outstanding—basic and diluted	51,445,539	26,945,508

Net loss per share attributable to common stockholders—basic and diluted	$(2.20)	$(3.64)

The Company excluded 124,697 shares and 372,301 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the years ended December 31, 2019 and 2018, respectively, because those shares had not vested.

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

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2019	2018
Options to purchase common stock	8,646,378	6,236,006
Unvested restricted common stock	34,168	219,148

	8,680,546	6,455,154

13. Leases

The Company is a lessee under two operating leases comprising a commercial real estate lease and an equipment lease.

Real Estate Lease

In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The Company occupies approximately 59,000 square feet of space under a 10-year lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of December 31, 2019 and 2018.

Equipment Lease

In March 2018, the Company entered into an operating lease for communications equipment for use at its office and laboratory space in Lexington, Massachusetts. The term of the lease is five years, expiring in March 2023.

Accounting Under ASC 842

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

The components of lease cost were as follows (dollar amounts in thousands):

Year Ended December 31, 2019
Lease cost
Operating lease cost	$2,692
Short-term lease cost	—

Total lease cost	$2,692

Other information
Operating cash flows from operating leases	$2,583
Operating lease liabilities arising from obtaining right-of-use assets	—
Weighted-average remaining lease term	8 years
Weighted-average discount rate	17.5%

During the year ended December 31, 2018, the Company recorded rent expense of $3.0 million.

As of December 31, 2019, maturities of operating lease liabilities are as follows (in thousands):

December 31, 2019
2020	$2,659
2021	2,737
2022	2,818
2023	2,860
2024	2,937
2025 and thereafter	10,160

Total future minimum lease payments	24,171
Less: imputed interest	(11,557)

Present value of lease liabilities	$12,614

As of December 31, 2018, minimum rental commitments under the real estate lease was as follows (in thousands):

December 31, 2018
2019	$2,534
2020	2,610
2021	2,688
2022	2,769
2023	2,852
2024 and thereafter	13,096

Total future minimum lease payments	$26,549

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

Suite Retention and Development Agreement

In September 2019, the Company entered into a suite retention and development agreement with Albany Molecular Research, Inc. (“AMRI”) under which a series of cleanroom suites will be built at AMRI’s manufacturing facility (“AMRI Agreement”) in accordance with the Company’s objectives. The Company will have exclusive use of the space once the build-out is completed and a certificate of occupancy is obtained. The build-out is expected to be completed by the end of the second quarter of 2020. The AMRI Agreement shall continue for five years after the build-out is completed, and the Company has the right to extend for an additional three years. Under the AMRI Agreement, the Company agreed to provide $6.0 million to finance the costs of the build-out (“Build-Out Costs”). In the event the Build-Out Costs exceed $6.0 million, the Company and AMRI will share overage costs equally, up to $11.0 million. The Company will be responsible for any Build-Out Costs exceeding $11.0 million. The Company has paid $2.8 million towards the Build-Out Costs, which is included in other long-term assets in the consolidated balance sheets as of December 31, 2019, and paid $1.0 million for certain initial deliverables, which is included in prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2019. Beginning with the month following the build-out completion, the Company will pay monthly fees of $1.0 million, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out completion. The Company has determined this is a lease under ASC 842. As of December 31, 2019, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out and as such, this lease was not included in the ROU asset or lease liabilities on the Company’s consolidated balance sheet.

14. Commitments and Contingencies

Research, Supply and License Agreements

Roche Master Supply Agreement

The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of December 31, 2019, the Company’s purchase commitments under the agreement totaled $14.4 million, with $0.5 million committed as payments in 2020 and $3.5 million committed as payments each year from 2021 to 2024. Included in accounts payable in the Company’s consolidated balance sheets as of December 31, 2019 was $10.1 million related to this agreement. Research and development expenses related to this agreement totaled $12.5 million and $5.0 million during the years ended December 31, 2019 and 2018, respectively.

MIT Research Agreement

In September 2019, the Company entered into a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for the Company (the “2019 MIT Agreement”). As of December 31, 2019, the Company had paid MIT $0.3 million towards the total committed amount. There were no research and development expenses related to this agreement during the year ended December 31, 2019. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.

In November 2016, the Company entered into a research agreement with MIT pursuant to which the Company was obligated to reimburse MIT in an amount up to $3.1 million for specified direct and indirect costs incurred through October 2019 in specified research activities conducted for the Company (the “2016 MIT Agreement”). As of December 31, 2019 and 2018, the Company had paid MIT $3.1 million and $2.5 million, respectively, of the total committed amount. As amended, the 2016 MIT Agreement expired in October 2019.

Research and development expenses related to this agreement totaled $0.7 million and $1.2 million during the years ended December 31, 2019 and 2018, respectively.

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

The Company has the right to grant sublicenses under this license. The patent rights licensed to the Company by MIT include claims that cover the Company’s customized lipid-based nanoparticles used for delivery of coding RNA components in its MRT platform, including products that may be developed under the Company’s collaboration with Sanofi.

Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid annual license maintenance fees of $0.2 million and $0.1 million, to MIT during the years ended December 31, 2019 and 2018, respectively.

The Company is also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon the Company’s first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on the Company’s, and any of its affiliates’ and sublicensees’, net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company’s obligation to make royalty payments extends with respect to a licensed product in a country until the expiration of the last-to-expire patent or patent application licensed from MIT covering the licensed product in the country. In addition, the Company is obligated to pay MIT a low double-digit percentage of the portion of income from sublicenses that the Company ascribes to the MIT-licensed patents, excluding royalties on net sales and research support payments. In 2019, pursuant to such provision, the Company paid $0.7 million to MIT as MIT’s share of sublicense income with respect to the upfront payment received under the Sanofi Agreement, which was included in accrued expenses in the Company’s consolidated balance sheets as of December 31, 2018. The amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT (see Note 3).

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

The Company’s patent rights, and the rights of its affiliates and sublicensees, in specified licensed products may also terminate if the Company, its affiliates or MIT receives a request from a third party to develop such licensed product for which the Company is unable to, within nine months of receiving notice of any such request, either demonstrate that the Company has initiated a fully funded project for the commercial development of such licensed product, and provide a business plan with acceptable milestones; demonstrate that the licensed product proposed by such third party would be competitive with a licensed product for which the Company has initiated a fully funded project; or enter into a sublicense agreement with such third party on commercially reasonable terms, and, in each case, MIT, in its sole discretion, grants a license to such third party for the specified patent rights.

Research and development expenses related to this agreement totaled $0.2 million and $0.1 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, amounts payable by the Company related to this agreement totaled $0 and $0.7 million, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 and 2018.

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

16. Benefit Plans

The Company has established a defined-contribution retirement plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2019 and 2018, the Company contributed $0.4 million and $0.3 million, respectively, to the plan.

17. Selected Quarterly Financial Information (Unaudited)

The following table contains quarterly financial information for 2019 and 2018 (in thousands, except per share amounts). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue	$1,474	$1,174	$1,266	$3,890	$7,804
Total operating expenses	35,679	29,364	22,901	35,629	123,573
Loss from operations	(34,205)	(28,190)	(21,635)	(31,739)	(115,769)
Net loss	(33,198)	(27,832)	(21,227)	(31,036)	(113,293)
Net loss per share applicable to common stockholders—basic and diluted	$(0.74)	$(0.57)	$(0.41)	$(0.48)	$(2.20)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue	$—	$—	$238	$1,182	$1,420
Total operating expenses	22,389	29,062	45,719	8,480	105,650
Loss from operations	(22,389)	(29,062)	(45,481)	(7,298)	(104,230)
Net loss	(21,209)	(27,503)	(42,646)	(6,037)	(97,395)
Net loss per share applicable to common stockholders—basic and diluted	$(2.35)	$(3.04)	$(0.97)	$(0.13)	$(3.64)

During the three months ended December 31, 2018, the fair value of contingent consideration decreased by $14.6 million as a result of an increase in the discount rate.