Form 10-Q
period 2020-03-31
Translate Bio, Inc.
filed 2020-05-07
CIK 1693415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, the registrant had 62,908,826 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	the impacts of the COVID-19 pandemic;

•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;

•	our estimates regarding expenses, future revenue, capital requirements and need for additional financing;

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

ii

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference hereto completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$97,468	$84,580
Short-term investments	57,627	104,098
Collaboration receivables	6,228	4,596
Prepaid expenses and other current assets	6,921	9,391
Restricted cash	950	950

Total current assets	169,194	203,615
Property and equipment, net	13,781	12,539
Right-of-use assets, net	10,268	10,400
Goodwill	21,359	21,359
Intangible assets, net	84,844	85,536
Other assets	5,796	2,752

Total assets	$305,242	$336,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,297	$15,968
Accrued expenses	7,478	7,072
Current portion of deferred revenue	26,760	18,100
Current portion of operating lease liability	573	530

Total current liabilities	41,108	41,670
Contingent consideration	94,203	103,655
Deferred revenue, net of current portion	15,328	25,256
Operating lease liability, net of current portion	11,931	12,084

Total liabilities	162,570	182,665

Commitments and contingencies (Notes 3, 4 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 60,037,663 shares and 60,022,067 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	60	60
Additional paid-in capital	515,535	512,231
Accumulated deficit	(373,778)	(359,496)
Accumulated other comprehensive income	855	741

Total stockholders’ equity	142,672	153,536

Total liabilities and stockholders’ equity	$305,242	$336,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$4,654	$1,474
Operating expenses:
Research and development	21,439	17,423
General and administrative	7,458	6,554
Change in fair value of contingent consideration	(9,452)	11,702

Total operating expenses	19,445	35,679

Loss from operations	(14,791)	(34,205)
Interest income, net	509	521

Loss before benefit from income taxes	(14,282)	(33,684)
Benefit from income taxes	—	486

Net loss	$(14,282)	$(33,198)

Net loss per share—basic and diluted	$(0.24)	$(0.74)

Weighted average common shares outstanding—basic and diluted	60,008,217	45,004,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(14,282)	$(33,198)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $0	114	155

Comprehensive loss	$(14,168)	$(33,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2019	60,022,067	$60	$512,231	$(359,496)	$741	$153,536
Exercise of stock options	15,596	—	132	—	—	132
Stock-based compensation expense	—	—	3,172	—	—	3,172
Unrealized gains on available-for-sale securities	—	—	—	—	114	114
Net loss	—	—	—	(14,282)	—	(14,282)

Balances at March 31, 2020	60,037,663	$60	$515,535	$(373,778)	$855	$142,672

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2018	45,139,955	$45	$371,257	$(246,203)	$196	$125,295
Exercise of stock options	154,484	—	897	—	—	897
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized gains on available-for-sale securities	—	—	—	—	155	155
Net loss	—	—	—	(33,198)	—	(33,198)

Balances at March 31, 2019	45,294,439	$45	$374,113	$(279,401)	$351	$95,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,282)	$(33,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,351	1,025
Stock-based compensation expense	3,172	1,959
Change in fair value of contingent consideration	(9,452)	11,702
Deferred income tax benefit	—	(486)
Changes in operating assets and liabilities:
Collaboration receivables	(1,633)	(482)
Prepaid expenses and other assets	(397)	(285)
Right-of-use assets	132	115
Accounts payable	(9,545)	(1,048)
Accrued expenses	584	(71)
Lease liability	(110)	(74)
Deferred revenue	(1,267)	(688)

Net cash used in operating activities	(31,447)	(21,531)

Cash flows from investing activities:
Purchases of investments	(27,409)	—
Sales and maturities of investments	73,994	28,905
Purchases of property and equipment	(2,325)	(1,039)

Net cash provided by investing activities	44,260	27,866

Cash flows from financing activities:
Payments of public offering costs	(57)	—
Proceeds from option exercises	132	897

Net cash provided by financing activities	75	897

Net increase in cash, cash equivalents and restricted cash	12,888	7,232
Cash, cash equivalents and restricted cash at beginning of period	85,530	56,224

Cash, cash equivalents and restricted cash at end of period	$98,418	$63,456

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$97,468	$62,431
Restricted cash	950	1,025

Total cash, cash equivalents and restricted cash at end of period	$98,418	$63,456

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$764	$95
Deferred offering costs included in accounts payable and accrued expenses	$120	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business and Basis of Presentation

Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. The Company’s MRT platform may also be applied to produce various classes of treatments, such as therapeutic antibodies or vaccines in areas such as infectious disease and oncology, and it has an ongoing mRNA vaccine development program.

The outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), which causes coronavirus disease (“COVID-19”) has presented a substantial public health and economic challenge around the world and is affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. Potential impacts to the Company’s business include delays in planned and ongoing preclinical studies and clinical trials including enrollment of patients and disruptions in suppliers and manufacturing capabilities. The Company will continue to monitor the situation closely.

The Company is developing MRT5005 for the treatment of cystic fibrosis (“CF”). The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single and multiple-ascending doses of MRT5005. Percent predicted forced expiratory volume in one second (“ppFEV1”), which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, the Company completed dosing of all patients in the single-ascending dose (“SAD”) portion of the Phase 1/2 clinical trial and in July 2019, the Company reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at the mid-dose level. Based on the analysis of the interim results, the Company has amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose (“MAD”) portion of this trial. The Company began dosing patients in the MAD portion of the trial in early 2019. The Company had previously provided guidance that it anticipated reporting interim data of the additional SAD dose group and the MAD portion of the clinical trial in the third quarter of 2020. In April 2020, the Company announced that enrollment and dosing have been paused in the ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the COVID-19 pandemic. As a result of the ongoing delay, the Company no longer anticipates reporting data in the third quarter of 2020 and plans to provide updated timing on the expected interim data readout at a later date.

The Company is leveraging its lung delivery platform and focusing its preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need, including primary ciliary dyskinesia, idiopathic pulmonary fibrosis and pulmonary arterial hypertension.

The Company has a collaboration with Sanofi Pasteur, Inc. (“Sanofi”), the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using the Company’s mRNA technology for up to five infectious disease pathogens. Three of the target pathogens have been identified, of which one is influenza, the second is another viral pathogen and the third is a bacterial pathogen. On March 26, 2020, the Company and Sanofi amended this collaboration to include the development of mRNA vaccines against SARS-CoV-2 as an additional infectious disease pathogen. Multiple COVID-19 vaccine candidates are being evaluated in vivo for immunogenicity and neutralizing antibody activity to support lead candidate selection.

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

The preparation of the accompanying condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken in an effort to contain it or to potentially treat or vaccinate against COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results may differ from these estimates.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its two wholly owned subsidiaries, Translate Bio MA, Inc. and Translate Bio Securities Corporation, from their date of incorporation. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2020, the unaudited condensed consolidated statements of operations and of comprehensive loss for the three months ended March 31, 2020 and 2019, the unaudited condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2020 and 2019 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 12, 2020.

The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are also unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Sales of Common Stock

In July 2019, the Company filed a universal shelf registration statement on Form S-3 with the SEC (the “2019 Shelf”) to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543).

In July 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $50.0 million. The offer and sales of shares under the Sales Agreement were also registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the 2019 Shelf. Between April 1, 2020 and May 5, 2020, the Company settled transactions that occurred pursuant to the Sales Agreement, whereby the Company issued and sold an aggregate of 2,863,163 shares of its common stock between March 30, 2020 and May 1, 2020, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million (see Note 14). Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock based upon the Company’s instructions. The Company is not obligated to make any sales of its common stock under the Sales Agreement.

On March 13, 2020, the Company filed a universal shelf registration statement on Form S-3 with the SEC (the “2020 Shelf”) to register for sale from time to time up to $350.0 million of common stock, preferred stock, debt securities, warrants and/or units in one of more offerings (File No. 333-237159). This registration statement was declared effective on May 4, 2020. Upon the effectiveness of the 2020 Shelf, the Company deregistered the 2019 Shelf and no more sales may be made pursuant to the 2019 Shelf.

On March 13, 2020, the Company entered into Amendment No. 1 to the Open Market Sale AgreementSM with Jefferies, which increased the aggregate dollar amount of shares of common stock that the Company may issue and sell pursuant to the Sales Agreement from $50.0 million to $100.0 million, which became effective when the 2020 Shelf was declared effective. As of May 1, 2020, the Company had issued and sold $37.9 million under the Sales Agreement. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf. Any shares sold subsequent to the effectiveness of the 2020 Shelf would be pursuant to the 2020 Shelf.

Sanofi Pasteur Collaboration and Licensing Agreement

In 2018, the Company entered into a collaboration and license agreement with Sanofi (the “Original Sanofi Agreement”) to develop mRNA vaccines for up to five infectious disease pathogens (the “Licensed Fields”). On March 26, 2020, the Company and Sanofi amended the Original Sanofi Agreement (the “Sanofi Amendment”) to include vaccines against SARS-CoV-2 as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. The Original Sanofi Agreement, as amended by the Sanofi Amendment, is referred to as the “Amended Sanofi Agreement.”

Pursuant to the Sanofi Amendment, the Company and Sanofi agreed that no upfront fee is payable by Sanofi to the Company with respect to the addition of SARS-CoV-2 as a Licensed Field. The Company and Sanofi also agreed that certain provisions of the Original Sanofi Agreement, including provisions related to milestone payments, royalties and royalty reductions, shall not apply to vaccine products for the prevention, treatment or cure of SARS-CoV-2 that are purchased by a governmental authority while SARS-CoV-2 is a declared pandemic. The Company and Sanofi agreed to negotiate in good faith the royalty terms applicable to such products, which terms shall reflect the economic conditions applicable to commercializing such products and shall not exceed the royalty terms for the existing Licensed Fields. The Company and Sanofi have also agreed to jointly conduct early stage formulation and preclinical activities on a SARS-CoV-2 vaccine. The Company and Sanofi agreed to negotiate in good faith the terms under which further activities under this program will occur.

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

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through March 31, 2020, the Company has funded its operations with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of the Company’s common stock, the proceeds from the Company’s initial public offering (the “IPO”) the upfront payment received under the Original Sanofi Agreement, the proceeds from a private placement of the Company’s common stock and the proceeds from a public offering of the Company’s common stock. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $14.3 million and $33.2 million for the three months ended March 31, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $373.8 million as of March 31, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

As of May 7, 2020, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and short-term investments of $155.1 million as of March 31, 2020, together with the net proceeds of approximately $36.6 million from issuances and sales of common stock pursuant to the Sales Agreement between March 30, 2020 and May 1, 2020, which transactions were settled between April 1, 2020 and May 5, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements into the third quarter of 2021. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2020, there were no material changes to the Company’s significant accounting policies.

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The Company adopted this new standard as of the required effective date of January 1, 2020, and its adoption had no impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This new standard removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this new standard as of the required effective date of January 1, 2020, and its adoption had no impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update provides clarification on the interaction between Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), and ASC 808, Collaborative Arrangements (“ASC 808”), including the alignment of unit of account guidance between the two topics. The Company adopted this new standard as of the required effective date of January 1, 2020, and its adoption had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that the adoption of this new standard will have on its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. This new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

3. Collaboration Agreement

Sanofi Collaboration and License Agreement

In 2018, the Company entered into the Original Sanofi Agreement to develop mRNA vaccines and an mRNA vaccine platform for up to five infectious disease pathogens. In March 2020, the Company entered into the Sanofi Amendment to include vaccines against SARS-CoV-2 as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six.

Pursuant to the Amended Sanofi Agreement, the Company and Sanofi have agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. Other than the Licensed Field of SARS-CoV-2, the Company is obligated to manufacture and supply certain non-clinical and clinical product until the Company transfers such manufacturing capabilities to Sanofi, which the Company originally estimated to take up to eight years to complete. The collaboration activities will be subject to a collaboration plan to be updated annually. During March 2020, the joint steering committee revised the collaboration timeline and the Company now estimates the completion of the transfer of manufacturing capabilities to be six years, or 2024.

Pursuant to the Amended Sanofi Agreement, the Company and Sanofi have agreed to a governance structure, including committees and working groups, to manage the activities under the collaboration. If the Company and Sanofi do not mutually agree on certain decisions, Sanofi would be able to break a deadlock without the Company’s consent. The collaboration includes an estimated budget. Sanofi is responsible for paying reimbursable development costs, including the Company’s employee costs, out-of-pocket costs paid to third parties and manufacturing costs, up to a specified amount for the Licensed Field other than SARS-CoV-2, for which each party pays its own employee costs and share equally in the collective out of pocket costs.

Under the terms of the Amended Sanofi Agreement, the Company has granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any of four of the Licensed Fields. In addition, pursuant to the terms of the Amended Sanofi Agreement and subject to certain limitations, Sanofi has options to add up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields by exercising either option or both options during a specified option term and paying the Company a $5.0 million fee per added pathogen, subject to certain limitations on the pathogens. If, prior to the exercise of the options by Sanofi, the Company receives a bona fide third-party offer to acquire rights to the field to which an option relates, the Company must notify Sanofi of such offer, and if Sanofi does not exercise its option as to the applicable field, such field will no longer be subject to the option.

The Company and Sanofi retain the rights to perform their respective obligations and exercise their respective rights under the Amended Sanofi Agreement other than for the Licensed Field of SARS-CoV-2, for which such rights are limited to discovery and preclinical research and other rights shall be by mutual agreement, and Sanofi may grant sublicenses to affiliates or third parties. Sanofi has also granted the Company non-exclusive, sublicensable licenses under patent rights claiming certain improvements that Sanofi may make to the technology the Company has licensed to it or claiming certain technology arising from the collaboration and owned by Sanofi. The Company may exercise such licenses to develop, manufacture and commercialize products, other than products that use a vaccine to prevent, treat or cure a disease, disorder or condition in humans caused by an infectious disease pathogen. Sanofi may terminate these licenses to the Company if the Company materially breaches the terms of the license and the breach remains uncured for a specified period, which may be extended in certain circumstances.

Sanofi has sole responsibility for all commercialization activities for mRNA vaccines in the Licensed Fields, other than SARS-CoV-2, and is obligated to bear all costs in connection with any such commercialization. The Company and Sanofi intend to enter into a supply agreement pursuant to which the Company would be responsible for manufacturing certain non-clinical and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi. The Company is entitled to receive payments for manufacturing mRNA vaccines under the supply agreement.

The Amended Sanofi Agreement provides that the Company is eligible to receive aggregate potential payments of up to $805.0 million from Sanofi, which includes the $45.0 million upfront payment the Company received in 2018, potential milestone payments and potential option exercise payments. Sanofi will also pay the Company $5.0 million with respect to each additional Licensed Field for which it exercises an option. Sanofi did not pay an upfront fee to the Company with respect to the addition of SARS-CoV-2 as a Licensed Field. Sanofi has also agreed to pay the Company milestone payments upon the achievement of specified development, regulatory and commercialization milestones. In particular, the Company is entitled to receive development and regulatory milestone payments of up to $63.0 million per Licensed Field and sales milestone payments of up to $85.0 million per Licensed Field. In addition, the Company is entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.

Notwithstanding the foregoing, milestone payments provisions of the Original Sanofi Agreement shall not apply to vaccine products for the prevention, treatment or cure of SARS-CoV-2 that are purchased by a governmental authority while SARS-CoV-2 is a declared pandemic.

Pursuant to the Amended Sanofi Agreement, Sanofi has agreed to pay the Company a tiered royalty on worldwide net sales of all mRNA vaccines within each Licensed Field ranging from a high single-digit percentage to a low teens percentage, depending on quarterly net sales by Sanofi, its affiliates and its sublicensees. The Company and Sanofi agreed to negotiate in good faith the royalty terms applicable to such products. The royalty paid to the Company can be reduced with respect to a product once the relevant licensed patent rights expire or if additional licensed technology is required, but the royalty payments may not fall below the Company’s royalty obligations to third parties plus a royalty of a low single-digit percentage. Royalty payments are payable on a product-by-product and country-by-country basis beginning on the launch of the product in the country until the later of the expiration of the last valid claim covering such product or 10 years after the launch of such product in such country. If the Company commercializes any product covered by such a Sanofi patent right, the Company would pay Sanofi a royalty of a low single-digit percentage. Notwithstanding the foregoing, pursuant to the Amended Sanofi Agreement, royalty payments shall not apply to vaccine products for the prevention, treatment or cure of SARS-CoV-2 that are purchased by a governmental authority while SARS-CoV-2 is a declared pandemic, and instead the parties will negotiate in good faith royalty terms to apply to such vaccine products, which royalty terms shall reflect the economic conditions applicable to commercializing such vaccine products, and in no event will be higher than those set out in the Original Sanofi Agreement.

Under the Sanofi Amendment, the Company and Sanofi agreed to negotiate in good faith an additional amendment related to activities directed to clinical development or commercialization of a product related to SARS-CoV-2, which could include the applicable royalty terms.

The Amended Sanofi Agreement provides that it will remain in effect until terminated in accordance with its terms. Either the Company or Sanofi may terminate the Amended Sanofi Agreement in its entirety if the other party is subject to certain insolvency proceedings. Either party may terminate the Amended Sanofi Agreement in its entirety or with respect to a particular Licensed Field, country or product if the other party materially breaches the Amended Sanofi Agreement and the breach remains uncured for a specified period, which may be extended in certain circumstances. Sanofi may also terminate the Amended Sanofi Agreement in its entirety or with respect to a particular Licensed Field, country or product for safety reasons or for convenience, in each case after a specified notice period. After termination of the Amended Sanofi Agreement, Sanofi may continue to manufacture and commercialize the terminated products for a specified period of time, subject to Sanofi’s payment obligations.

Moreover, in the event that the Company and Sanofi are unable to mutually agree on terms relating to the conduct of clinical development and commercialization of a product related to SARS-CoV-2, the Company has the right to terminate and revoke the license granted to Sanofi with respect to SARS-CoV-2 with sixty (60) days written notice, and SARS-CoV-2 shall cease to be a Licensed Field. Upon any such termination and revocation by the Company, the Company and Sanofi have agreed to negotiate in good faith a termination agreement with respect to the Company’s use of any technology arising from the collaboration that is owned by Sanofi or jointly owned by the Company and Sanofi, that is necessary or useful to the further development or commercialization of a product directed to SARS-CoV-2.

Accounting for the Amended Sanofi Agreement

The Company accounts for the Sanofi Amendment entered into on March 26, 2020, with the exception of the Licensed Field for SARS-CoV-2, under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company identified the following promised goods or services contained in the Original Sanofi Agreement: (i) the license it conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how to be conveyed to Sanofi with respect to the Licensed Fields, (iii) its obligation to perform research and development on the Licensed Fields, (iv) its obligation to transfer licensed materials to Sanofi, (v) its obligation to manufacture and supply certain non-clinical and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi; and (vi) the technology and process transfer. The Company assessed whether each of these promised goods or services are distinct performance obligations on their own or if they need to be combined with other promises to create a bundle that is a distinct performance obligation. The Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation. Sanofi’s right to exercise options for up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any option by Sanofi, the contract promises associated with an option target would use a separate proportional performance model for purposes of revenue recognition under ASC 606. There is no significant financing component or non-cash consideration included in the Amended Sanofi Agreement.

Under ASC 606, at the end of each reporting period, the Company re-evaluates the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. The estimated collaboration budget is consistently re-evaluated and changes to the budget, if any, require approval by the Joint Steering Committee. If an approved change occurs, the Company will re-evaluate the transaction price which could potentially affect the cumulative amount of revenue recognized. In March 2020, the joint steering committee agreed to a revised budget and collaboration plan. As a result, during the three months ended March 31, 2020, the Company increased the overall transaction price by $30.5 million. The transaction price includes the upfront, non-refundable payment of $45.0 million for the transfer of the combined license, supply and development obligations under the Original Sanofi Agreement, an estimated $34.3 million in reimbursable employee costs, an estimated $88.3 million in reimbursable development costs including out-of-pocket costs paid to third parties and manufacturing costs and an estimated $14.0 million in milestone payments.

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

The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$4,654	$1,474

The following table presents the balance of the Company’s contract liabilities (in thousands):

	March 31, 2020	December 31, 2019
Contract liabilities
Deferred revenue	$42,088	$43,356

The Company considers the total consideration expected to be earned in the next 12 months for services to be performed as short-term deferred revenue, and consideration that is expected to be earned subsequent to 12 months from the balance sheet date as long-term deferred revenue. The Company expects to complete its obligations and recognize all net revenues from the collaboration over six years. Revenue recognized from contract liabilities was $1.3 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively.

The Company evaluated the Sanofi Amendment, with respect to the Licensed Field for SARS-COV-2, under the ASC 606 contract modification guidance and determined that the Sanofi Amendment, with respect to the Licensed Field for SARS-COV-2, should be accounted for as a separate contract as it added additional distinct goods and services at a stand-alone price. The Original Sanofi Agreement will continue to be accounted for under ASC 606. The Company determined the Sanofi Amendment, with respect to the Licensed Field for SARS-COV-2, will be accounted for under ASC 808 as both parties are active participants and each party pays its own employee costs and share equally in the collective out of pocket costs. The Company will record payments to Sanofi under the amendment for SARS-COV-2 as research and development expense and reimbursements from Sanofi, if any, will be recorded as an offset to research and development expense. As of March 31, 2020, activities had not yet commenced with respect to the development of a vaccine against SARS-Cov-2 pursuant to the Sanofi Amendment.

4. Intangible Assets and Goodwill

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

		March 31, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	6 years	$45,992	$(3,439)	$—	$42,553

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	—	42,291

Total intangible assets, net		$88,283	$(3,439)	$—	$84,844

		December 31, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(2,747)	$—	$43,245

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	—	42,291
IPR&D—OTC	Indefinite	18,559	—	(18,559)	—

Total intangible assets, net		$106,842	$(2,747)	$(18,559)	$85,536

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

Upon commencement of the Original Sanofi Agreement, the IPR&D—MRT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over the intangible asset’s estimated life based on an economic consumption model. For the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $0.7 million and $0.5 million, respectively, related to the definite-lived MRT intangible asset. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $8.2 million, $9.2 million, $9.3 million, $12.1 million and $4.5 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.

Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. The Company determined that the discontinuation of the development of MRT5201 in September 2019 was an indicator of impairment and as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company is not investing any additional funds in this program and has reallocated all resources previously dedicated to the OTC deficiency program to other programs within the Company. The Company determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, the Company recorded an impairment charge of $18.6 million during the year ended December 31, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. Concurrent with the impairment charge, the Company removed the contingent consideration liability related to this program (see Note 5). As a result of the termination of the planned Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency, the Company had recorded $0.9 million in short-term receivables, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of March 31, 2020, related to refundable advance payments for this program with one of the Company’s contract research organizations.

Goodwill

The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the three months ended March 31, 2020. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1st. During the three months ended March 31, 2020 and 2019, the Company did not recognize any impairment charges related to goodwill.

5. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$53,850	$—	$53,850
U.S. government agency bonds	—	57,627	—	57,627

	$—	$111,477	$—	$111,477

Liabilities:
Contingent consideration	$—	$—	$94,203	$94,203

	$—	$—	$94,203	$94,203

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$56,591	$—	$56,591
U.S. government agency bonds	—	104,098	—	104,098

	$—	$160,689	$—	$160,689

Liabilities:
Contingent consideration	$—	$—	$103,655	$103,655

	$—	$—	$103,655	$103,655

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

Cash equivalents as of March 31, 2020 and December 31, 2019 consisted of money market funds totaling $53.8 million and $56.6 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of March 31, 2020 and December 31, 2019 consisted of U.S. government agency bonds and were classified as available-for-sale securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. As of March 31, 2020, the Company’s short-term investments had an amortized cost of $56.8 million, an unrealized gain of $0.9 million and a fair value of $57.6 million. All of these securities have a maturity of one year or less.

Valuation of Contingent Consideration

The contingent consideration liability related to the acquisition of Shire’s MRT Program in 2016 was classified as a Level 3 measurement within the fair value hierarchy. The Company may be required to pay future consideration to Shire contingent upon the achievement of potential future milestones and earnout payments.

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

The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs	Fair Value at
	Projected Year of Payment	March 31, 2020	December 31, 2019
Earnout payments	2026 - 2039	87,054	$96,097
Milestone payments	2026 - 2030	7,149	7,558

		$94,203	$103,655

The discount rate used in the third-party valuation was 14.5% and 13.5% as of March 31, 2020 and December 31, 2019, respectively.

The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2019	$103,655
Decrease in fair value of contingent consideration	(9,452)

Balance as of March 31, 2020	$94,203

The decrease in the fair value of contingent consideration was primarily due to an increase in the discount rate, partially offset by an increase in the fair value due to the continued progress of the MRT5005 program and the time value of money due to the passage of time.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$9,700	$9,044
Computer equipment	893	779
Office equipment	883	883
Leasehold improvements	5,635	5,635
Construction in progress	4,590	3,460

	21,701	19,801
Less: Accumulated depreciation and amortization	(7,920)	(7,262)

	$13,781	$12,539

Depreciation and amortization expense related to property and equipment was $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

7. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued external research and development expenses	$3,879	$1,763
Accrued employee compensation and benefits	2,298	3,547
Accrued consultant and professional fees	1,174	1,390
Other	127	372

	$7,478	$7,072

8. Incentive Stock Options and Restricted Stock

2018 Equity Incentive Plan

On March 7, 2018, the Company’s Board of Directors (the “Board of Directors”), subject to stockholder approval, adopted, and on June 15, 2018, its stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards.

The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. As of December 31, 2019, there were 4,829,847 shares of common stock reserved for issuance under the 2018 Plan. On January 1, 2020, the number of shares of common stock that may be issued under the 2018 Plan increased by 2,400,829 shares of common stock. During the three months ended March 31, 2020, a total of 12,723 shares issued under the 2016 Plan have been cancelled and rolled over to the 2018 Plan, such that there are a total of 7,243,399 shares of common stock reserved for issuance under the 2018 Plan as of March 31, 2020. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, by an amount equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. In December 2019, the Board of Directors elected to add no shares of common stock to the 2018 ESPP. As of March 31, 2020, 870,096 shares of common stock were reserved for issuance under this plan and no shares had been issued under the 2018 ESPP.

2016 Stock Incentive Plan

The 2016 Plan provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units. Shares that are expired, terminated, surrendered or canceled under the 2016 Plan without having been exercised will be available for future grants of awards under the 2018 Plan. In addition, shares of common stock that are tendered to the Company by a participant to exercise an award are added to the number of shares of common stock available for the grant of awards under the 2018 Plan.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,646,378	$8.06	8.42	$3,687
Granted	2,369,168	$7.66
Exercised	(15,596)	$8.49
Forfeited	(16,723)	$9.16

Outstanding as of March 31, 2020	10,983,227	$7.97	8.56	$22,260

Exercisable as of March 31, 2020	4,287,057	$7.72	7.88	$9,685
Vested and expected to vest as of March 31, 2020	10,983,227	$7.97	8.56	$22,260

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was less than $0.1 million and $0.4 million, respectively.

The weighted average grant-date fair value per share of stock options granted was $4.67 and $5.25 during the three months ended March 31, 2020 and 2019, respectively.

Stock Option Valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company completed its IPO in July 2018 and therefore lacks company-specific historical and implied volatility information before that date. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	0.86%	2.47%
Expected term (in years)	6.1	6.0
Expected volatility	68.0%	73.9%
Expected dividend yield	0%	0%

Restricted Common Stock

The following table summarizes the Company’s restricted stock activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2019	34,168	$1.28
Forfeited restricted common stock	—	$—
Vested restricted common stock	(27,405)	$1.28

Unvested restricted common stock outstanding as of March 31, 2020	6,763	$1.28

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$1,454	$869
General and administrative expenses	1,718	1,090

	$3,172	$1,959

As of March 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $32.1 million, which is expected to be recognized over a weighted average period of 2.7 years.

9. Income Taxes

The Company recognized an income tax benefit of $0 and $0.5 million during the three months ended March 31, 2020 and 2019, respectively. The income tax benefits recognized during the three months ended March 31, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely. The reduction in the deferred tax liabilities during the three months ended March 31, 2020 and 2019 resulted from an increase in the tax basis of the indefinite-lived IPR&D recorded in the acquisition.

10. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(14,282)	$(33,198)
Denominator:
Weighted average common shares outstanding—basic and diluted	60,008,217	45,004,521

Net loss per share—basic and diluted	$(0.24)	$(0.74)

The Company excluded 18,507 shares and 197,696 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended March 31, 2020 and 2019, respectively, because those shares had not vested.

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

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	10,983,227	8,012,029
Unvested restricted common stock	6,763	168,758

	10,989,990	8,180,787

11. Leases

Suite Retention and Development Agreement

In September 2019, the Company entered into a suite retention and development agreement with Albany Molecular Research, Inc. (“AMRI”) under which a series of cleanroom suites will be built at AMRI’s manufacturing facility (“AMRI Agreement”) in accordance with the Company’s objectives. The Company will have exclusive use of the space once the build-out is completed and a certificate of occupancy is obtained. The build-out is expected to be completed by the end of the second quarter of 2020. The AMRI Agreement shall continue for five years after the build-out is completed, and the Company has the right to extend for an additional three years. Under the AMRI Agreement, the Company agreed to provide $6.0 million to finance the costs of the build-out (“Build-Out Costs”). In the event the Build-Out Costs exceed $6.0 million, the Company and AMRI will share overage costs equally, up to $11.0 million. The Company will be responsible for any Build-Out Costs exceeding $11.0 million. The Company has paid $5.8 million towards the Build-Out Costs, which is included in other long-term assets in the condensed consolidated balance sheets as of March 31, 2020, and paid $1.0 million for certain initial deliverables, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2020. Beginning with the month following the build-out completion, the Company will pay monthly fees of $1.0 million, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out completion. The Company has determined this is a lease under ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). As of March 31, 2020, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out and as such, this lease was not included in the right-of-use assets or lease liabilities on the Company’s condensed consolidated balance sheet.

12. Commitments and Contingencies

Research, Supply and License Agreements

Roche Master Supply Agreement

The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of March 31, 2020, the Company’s purchase commitments under the agreement totaled $14.0 million, with $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled $0.7 million and $2.5 million during the three months ended March 31, 2020 and 2019, respectively.

MIT Research Agreements

In September 2019, the Company entered into a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for the Company (the “2019 MIT Agreement”). As of March 31, 2020, the Company paid MIT $0.3 million towards the total committed amount. Research and development expenses related to this agreement during the three months ended March 31, 2020 were $0.3 million. There were no amounts payable by the Company under the agreement as of March 31, 2020. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.

In November 2016, the Company entered into a research agreement with MIT pursuant to which the Company was obligated to reimburse MIT in an amount up to $3.1 million for specified direct and indirect costs incurred through October 2019 in specified research activities conducted for the Company (the “2016 MIT Agreement”). Research and development expenses related to this agreement totaled $0 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. As amended, the 2016 MIT Agreement expired in October 2019 and as of March 31, 2020, the Company had paid MIT the total committed amount.

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

Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid $0.2 million during each of the three months ended March 31, 2020 and 2019.

The Company is also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon the Company’s first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on the Company’s, and any of its affiliates’ and sublicensees’, net sales of licensed products. The royalties are payable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company’s obligation to make royalty payments extends with respect to a licensed product in a country until the expiration of the last-to-expire patent or patent application licensed from MIT covering the licensed product in the country. In addition, the Company is obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that the Company ascribes to the MIT-licensed patents, excluding royalties on net sales and research support payments. In 2019, pursuant to such provision, the Company paid $0.7 million to MIT as MIT’s share of sublicense income with respect to the upfront payment received under the Original Sanofi Agreement. The amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi (see Note 3). The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT.

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

Research and development expenses related to this agreement totaled less than $0.1 million during each of the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, there were no liabilities recorded by the Company related to this agreement.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2020 and December 31, 2019.

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

14. Subsequent Events

Between April 1, 2020 and May 5, 2020, the Company settled transactions that occurred pursuant to the Sales Agreement with Jefferies, whereby the Company issued and sold an aggregate of 2,863,163 shares of its common stock between March 30, 2020 and May 1, 2020, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Annual Report, that was filed with the Securities and Exchange Commission, or SEC, on March 12, 2020. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates, forecasts and projections, and the beliefs and assumptions of our management, and include, without limitation, statements with respect to our expectations regarding our research, development and commercialization plans and prospects, results of operations, selling, general and administrative expenses, research and development expenses, the sufficiency of our cash, cash equivalents and short-term investments for future operations and business activity disruption due to the COVD-19 pandemic. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You are cautioned that these forward-looking statements are predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in the 2019 Annual Report. Statements made herein are as of the date of the filing of this Quarterly Report on Form 10-Q with the SEC and should not be relied upon as of any subsequent date. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Business Impact of the COVID-19 Pandemic

The outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome 2), which causes coronavirus disease, or COVID-19, has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. In April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial in patients with cystic fibrosis, or CF, as a consequence of the response to the COVID-19 pandemic. We are uncertain when such enrollment and dosing will resume, which may impact our timing to report data from this trial. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken in an effort to contain it or to potentially treat or vaccinate against COVID-19 and the economic impact on local, regional, national and international markets. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors – Risks Related to COVID-19,” included elsewhere in this Quarterly Report on Form 10-Q.

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

We are developing MRT5005 for the treatment of CF. We believe MRT5005 is the first clinical-stage mRNA product candidate designed to deliver mRNA encoding fully functional cystic fibrosis transmembrane conductance regulator, or CFTR, protein to the lung. We have designed MRT5005 to be inhaled via a handheld nebulizer and to be administered in a once-weekly dose. Once the inhaled MRT5005 has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations; therefore, there remains a significant unmet medical need for patients with CF who have genetic mutations non-amenable to currently approved CFTR modulating therapies. Additionally, patients treated with these current therapies still suffer from a long-term decline in lung function and exacerbations that require hospitalization. MRT5005 is being developed to treat the underlying cause of CF, regardless of the specific genetic mutation, including in patients with limited or no CFTR protein. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation, fast track designation and rare pediatric disease designation for MRT5005 for the treatment of CF.

We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. Percent predicted forced expiratory volume in one second, or ppFEV1, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined timepoints throughout the trial. In April 2019, we completed dosing of patients in the single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose levels with no serious adverse events reported at any dose level. Marked increases in ppFEV1 were observed after a single dose of MRT5005, primarily at the mid-dose level. Based on the analysis of the interim results, we have amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose, or MAD, portion of this trial. We began dosing patients in the MAD portion of this trial in early 2019. We had previously provided guidance that we anticipated reporting interim data of the additional SAD dose group and the MAD portion of the clinical trial in the third quarter of 2020. In April 2020, we announced that enrollment and dosing have been paused in the ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the COVID-19 pandemic. As a result of the ongoing delay, we no longer anticipate reporting data in the third quarter of 2020 and plan to provide updated timing on the expected interim data readout at a later date.

We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need. Building upon the MRT5005 program’s success to date, we are exploring innovation in the MRT platform including novel lipid nanoparticles, protein engineering approaches and manufacturing process enhancements to identify next-generation CF candidates that can support expansion of our pipeline opportunities. Beyond CF, we have discovery efforts underway to identify lead product candidates in additional pulmonary diseases, including primary ciliary dyskinesia, or PCD, idiopathic pulmonary fibrosis, or IPF, and pulmonary arterial hypertension, or PAH.

We have also begun to explore ways to leverage our delivery platform and expertise to apply different modalities to diseases where the knock-down or degradation of a protein would lead to therapeutic benefit, including small interfering RNA, or siRNA, or biological protein degradation. For example, in IPF, we are conducting preclinical studies to evaluate the delivery of siRNA and the resulting knock-down effect of a specific target of interest.

Additionally, we intend to leverage the broad applicability of our platform through a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using our mRNA technology for up to five infectious disease pathogens. We are conducting preclinical studies with a lead candidate for influenza from our vaccine programs to support an anticipated investigational new drug, or IND, filing mid-year 2021. Preclinical studies are ongoing for the other two identified targets, of which one is a viral pathogen and one is a bacterial pathogen. As part of the ongoing vaccine development program, comprehensive in vivo studies have been conducted across several infectious disease targets. Multiple development candidates were evaluated against distinct pathogens, all of which were well tolerated across all species tested. Multiple antigens were tested with all demonstrating robust neutralization titers.

On March 26, 2020, we amended our collaboration with Sanofi to include the development of an mRNA vaccine for SARS-CoV-2 as an additional infectious disease pathogen. Multiple COVID-19 vaccine candidates are being evaluated in vivo for immunogenicity and neutralizing antibody activity to support lead candidate selection with the goal to be initiating a first-in-human clinical trial in the fourth quarter of 2020. Assuming an accelerated development pathway due to the COVID-19 pandemic and successful completion of clinical studies demonstrating safety and efficacy, earliest approval of a vaccine from this program could occur in the second half of 2021. For information on risks related to our successful development of a vaccine against COVID-19, please see Part II, Item 1A – “Risk Factors – Risks Related to COVID-19,” included elsewhere in this Quarterly Report on Form 10-Q.

The successful development of our product candidates will require, among other things, our mRNA manufacturing capabilities. To date, we have established 100-gram single-batch production with our clinical-stage mRNA therapeutics platform. Build-out is underway of dedicated manufacturing space through a contract manufacturing partner, which has the potential to accommodate multiple 250-gram batches per month upon continued investments and third-party supplier arrangements. As it relates to development of a COVID-19 vaccine, depending on the final human COVID-19 vaccine dose, we estimate that we could have manufacturing capacity to produce 90-360 million doses annually by the first half of 2021. We plan to further expand our mRNA manufacturing capabilities to increase production capacity, and will need to work with raw material and other third-party suppliers to achieve this goal.

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

In 2018, we entered into a collaboration and license agreement with Sanofi, or the Original Sanofi Agreement, to develop mRNA vaccines for up to five infectious disease pathogens, or the Licensed Fields. On March 26, 2020, we and Sanofi amended the Original Sanofi Agreement, or the Sanofi Amendment, to include vaccines against SARS-CoV-2 as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. The Original Sanofi Agreement, as amended by the Sanofi Amendment, is referred to as the Amended Sanofi Agreement.

Under the Amended Sanofi Agreement, we and Sanofi are jointly conducting research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which may be extended by mutual agreement. We are eligible to receive up to $805.0 million in payments, including an upfront payment of $45.0 million, which we received in 2018; certain development, regulatory and sales-related milestones across several vaccine targets, and option exercise fees if Sanofi exercises its option related to development of vaccines for additional pathogens. Sanofi did not pay an upfront fee to us with respect to the addition of SARS-CoV-2 as a Licensed Field. We are also eligible to receive reimbursable development costs and tiered royalty payments associated with worldwide sales of certain developed vaccines, if any.

We and Sanofi also agreed that certain provisions of the Original Sanofi Agreement, including provisions related to milestone payments, royalties and royalty reductions, shall not apply to vaccine products for the prevention, treatment or cure of SARS-CoV-2 that are purchased by a governmental authority while SARS-CoV-2 is a declared pandemic. We and Sanofi agreed to negotiate in good faith the royalty terms applicable to such products, which terms shall reflect the economic conditions applicable to commercializing such products and shall not exceed the royalty terms for the existing Licensed Fields.

Through March 31, 2020, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our initial public offering of our common stock, or the IPO, $45.0 million from the upfront payment received under the Original Sanofi Agreement, net cash proceeds of $44.1 million from a private placement of our common stock and net cash proceeds of $84.0 million from a public offering of our common stock.

In July 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million. On March 13, 2020, we amended the Sales Agreement to increase the aggregate dollar amount of shares of common stock that may be sold pursuant to the Sales Agreement from $50.0 million to $100.0 million, which became effective when our universal shelf registration statement on Form S-3 (File No. 333-237159) was declared effective. Between April 1, 2020 and May 5, 2020, we settled the transactions that occurred pursuant to the Sales Agreement, as amended, whereby we issued and sold an aggregate of 2,863,163 shares of our common stock between March 30, 2020 and May 1, 2020, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.

Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $14.3 million and $33.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $373.8 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $155.1 million. We believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds of approximately $36.6 million from the issuances and sales of our common stock pursuant to the Sales Agreement between March 30, 2020 and May 1, 2020, which transactions were settled between April 1, 2020 and May 5, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of uncertainty.

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

Collaboration Revenue

In 2018, we entered into the Original Sanofi Agreement to develop mRNA vaccines and an mRNA vaccine platform for up to five infectious disease pathogens.

Under the terms of the Original Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any of three Licensed Fields. In addition, pursuant to the terms of the Original Sanofi Agreement and subject to certain limitations, Sanofi has the options to add up to two additional infectious disease pathogens within the granted licenses to the License Fields.

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

•	laboratory supplies;

•	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance;

•	costs to fulfill our obligations under the Amended Sanofi Agreement;

•	costs related to compliance with regulatory requirements; and

•	payments made under third-party licensing agreements.

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

The table below summarizes our direct research and development expenses incurred by program:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
MRT5005 program	$6,094	$6,622
Discovery program	3,775	2,042
Vaccine program	2,589	257
MRT5201 program	—	1,869
Oligonucleotide program	—	34
Unallocated research and development expenses	8,981	6,599

Total research and development expenses	$21,439	$17,423

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of MRT5005 for the treatment of patients with CF; expand our manufacturing capabilities; conduct research and development activities to advance mRNA vaccines and develop an mRNA vaccine platform under the Amended Sanofi Agreement; prepare regulatory filings for our product candidates; continue to discover and develop additional product candidates; and potentially advance product candidates from our discovery program into later stages of clinical development. We expect to continue to devote a substantial portion of our resources to our discovery program for the foreseeable future.

In September 2019, we announced our decision to discontinue the development of MRT5201. We are not investing any additional funds in this program and we have reallocated all resources previously dedicated to the OTC deficiency program to our other programs.

The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities, including delays resulting from the COVID-19 pandemic;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND enabling studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	our ability to establish new licensing or collaboration arrangements;

•	the success of our collaboration with Sanofi;

•	the performance of our future collaborators, if any;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, in September 2019, we announced our decision to discontinue the development of MRT5201. In addition, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, such as the pause in enrollment in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the COVID-19 pandemic that we announced in April 2020, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.

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

Income Taxes

We recognized an income tax benefit of $0 and $0.5 million during the three months ended March 31, 2020 and 2019, respectively. The income tax benefits recognized during the three months ended March 31, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of $229.3 million, of which $122.1 million will, if not utilized, begin to expire in 2031. As of December 31, 2019, we had U.S. state net operating loss carryforwards of $210.6 million, which will, if not utilized, begin to expire in 2031. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $6.5 million and $2.7 million, respectively, which will, if not utilized, begin to expire in 2032 and 2028, respectively, and orphan drug tax credit carryforwards of $13.0 million, which begin to expire in 2037. We also have state investment tax credit carryforwards of $0.3 million, which will, if not utilized, begin to expire in 2020. As of December 31, 2019, we recorded a full valuation allowance against our deferred tax assets, except for the deferred tax asset associated with our alternative minimum tax credit carryforwards, which will be fully refundable.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$4,654	$1,474	$3,180
Operating expenses:
Research and development	21,439	17,423	4,016
General and administrative	7,458	6,554	904
Change in fair value of contingent consideration	(9,452)	11,702	(21,154)

Total operating expenses	19,445	35,679	(16,234)

Loss from operations	(14,791)	(34,205)	19,414
Interest income, net	509	521	(12)

Loss before benefit from income taxes	(14,282)	(33,684)	19,402
Benefit from income taxes	—	486	(486)

Net loss	$(14,282)	$(33,198)	$18,916

Collaboration Revenue

Collaboration revenue was $4.7 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively, which was derived from the Original Sanofi Agreement. The increase of $3.2 million was related to increased activities for the vaccine program in the three months ended March 31, 2020 compared to the same period in 2019.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Direct external research and development expenses by program:
MRT5005 program	$6,094	$6,622	$(528)
Discovery program	3,775	2,042	1,733
Vaccine program	2,589	257	2,332
MRT5201 program	—	1,869	(1,869)
Oligonucleotide program	—	34	(34)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,985	4,285	1,700
Other	2,996	2,314	682

Total research and development expenses	$21,439	$17,423	$4,016

Research and development expenses were $21.4 million for the three months ended March 31, 2020, compared to $17.4 million for the three months ended March 31, 2019. The increase of $4.0 million was primarily due to continued development of our discovery and vaccine programs as well as an increase in personnel-related costs, partially offset by a decrease in our MRT5201 program.

Direct external expenses of our MRT5005 program decreased by $0.5 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to decreased manufacturing costs. Expenses incurred in the three months ended March 31, 2019 related to manufacturing costs in preparation of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF.

Direct external expenses of our discovery program increased by $1.7 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases, such as PCD, IPF and PAH.

Direct external expenses of our vaccine program increased by $2.3 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to increased costs related to the advancement of the development programs associated with the Sanofi collaboration.

Direct external expenses of our MRT5201 program decreased by $1.9 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to the decision in 2019 to discontinue development of this program.

Unallocated research and development expenses increased by $2.4 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase of $1.7 million in personnel-related costs was primarily related to an increase in headcount in the three months ended March 31, 2020 compared to the same period in 2019 as well as an increase in stock-based compensation. The increase of $0.7 million in other unallocated research and development expenses was primarily due to an increase of $0.3 million in amortization expense related to the definite-lived MRT intangible asset and an increase of $0.3 million in equipment maintenance costs.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended March 31, 2020, compared to $6.6 million for the three months ended March 31, 2019. The increase of $0.9 million was due to an increase of $0.8 million in personnel-related costs primarily due to an increase in stock-based compensation expense.

Change in Fair Value of Contingent Consideration

During the three months ended March 31, 2020 and 2019, we recognized operating income of $9.5 million and operating expenses of $11.7 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The income recognized during the three months ended March 31, 2020 was attributed primarily to a decrease in the fair value of the contingent consideration liability for future earnout payments that could become due. This decrease was primarily due to an increase in the discount rate, partially offset by an increase in the fair value due to the continued progress of the MRT5005 program and the time value of money due to the passage of time.

Benefit from Income Taxes

During the three months ended March 31, 2020 and 2019, we recognized an income tax benefit of $0 and $0.5 million, respectively. The income tax benefit recognized during the three months ended March 31, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue from product sales, have generated only limited revenue from the Original Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “—Funding Requirements” and Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Through March 31, 2020, we have funded our operations primarily with net cash proceeds of $189.2 million from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, net cash proceeds of $113.2 million from our IPO, $45.0 million from the upfront payment received under the Original Sanofi Agreement, net cash proceeds of $44.1 million from a private placement of our common stock and net cash proceeds of $84.0 million from a public offering of our common stock.

In July 2019, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2019 Shelf, to register for sale from time to time up to $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No. 333-232543).

In July 2019, we entered into an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million.

Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Between April 1, 2020 and May 5, 2020, we settled the transactions that occurred pursuant to the Sales Agreement, whereby we issued and sold an aggregate of 2,863,163 shares of our common stock between March 30, 2020 and May 1, 2020, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. These shares were issued and sold under the 2019 Shelf.

On March 13, 2020, we filed a universal shelf registration statement on Form S-3 with the SEC, or the 2020 Shelf, to register for sale from time to time up to $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units in one of more offerings (File No. 333-237159). This registration statement was declared effective on May 4, 2020. Upon the effectiveness of the 2020 Shelf, we deregistered the 2019 Shelf and no more sales may be made pursuant to the 2019 Shelf. On March 13, 2020, we entered into Amendment No. 1 to the Open Market Sale AgreementSM with Jefferies, which increased the aggregate dollar amount of shares of common stock that we may issue and sell pursuant to the Sales Agreement from $50.0 million to $100.0 million, which became effective when the 2020 Shelf was declared effective. As of May 1, 2020, we had issued and sold $37.9 million under the Sales Agreement. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf. Any shares sold subsequent to the effectiveness of the 2020 Shelf would be pursuant to the 2020 Shelf.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(31,447)	$(21,531)
Net cash provided by investing activities	44,260	27,866
Net cash provided by financing activities	75	897

Net increase in cash, cash equivalents and restricted cash	$12,888	$7,232

Operating Activities

During the three months ended March 31, 2020, operating activities used $31.4 million of cash, resulting from our net loss of $14.3 million, net cash used in changes in our operating assets and liabilities of $12.2 million and net non-cash income of $4.9 million. Net cash used in changes in our operating assets and liabilities consisted of a $9.5 million decrease in accounts payable, a $1.3 million decrease in deferred revenue and a $1.6 million increase in short-term collaboration receivables. Net non-cash income for the three months ended March 31, 2020 primarily consisted of a $9.5 million decrease in the change in the fair value of contingent consideration which was primarily due to an increase in the discount rate, partially offset by an increase in the fair value due to the continued progress of the MRT5005 program and the time value of money due to the passage of time.

During the three months ended March 31, 2019, operating activities used $21.5 million of cash, resulting from our net loss of $33.2 million and net cash used in changes in our operating assets and liabilities of $2.5 million, partially offset by net non-cash charges of $14.2 million. Net non-cash charges for the three months ended March 31, 2019 primarily consisted of an $11.7 million increase in the change in the fair value of contingent consideration which was primarily due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $44.3 million, consisting of $74.0 million of sales and maturities of short-term investments, partially offset by $27.4 million of purchases of short-term investments and $2.3 million of purchases of property and equipment.

During the three months ended March 31, 2019, investing activities provided $27.9 million of cash, consisting of sales and maturities of short-term investments of $28.9 million, partially offset by purchases of property and equipment of $1.0 million.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $0.1 million, consisting solely of proceeds from option exercises.

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

We believe that our existing cash, cash equivalents and short-term investments of $155.1 million as of March 31, 2020, together with the net proceeds of approximately $36.6 million from the issuances and sales of our common stock pursuant to the Sales Agreement between March 30, 2020 and May 1, 2020, which transactions were settled between April 1, 2020 and May 5, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In accordance with the requirements of ASC 205-40, based on our recurring losses and cash outflows from operations since inception, expectation of continuing losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probably in their assessment of our ability to meet our obligations.

We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

•	the impacts of the COVID-19 pandemic and our response to it;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;

•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies;

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any; and

•	our ability to continue as a going concern.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there were no material changes to our contractual obligations and commitments as of December 31, 2019 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report with the exception of the commitments as described below.

On March 26, 2020, we and Sanofi entered into the Sanofi Amendment to include vaccines against SARS-CoV-2 as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. Pursuant to the Sanofi Amendment, we and Sanofi agreed that no upfront fee is payable by Sanofi to us with respect to the addition of SARS-CoV-2 as a Licensed Field. We and Sanofi also agreed that certain provisions of the Original Sanofi Agreement, including provisions related to milestone payments, royalties and royalty reductions, shall not apply to vaccine products for the prevention, treatment or cure of SARS-CoV-2 that are purchased by a governmental authority while SARS-CoV-2 is a declared pandemic. We and Sanofi agreed to negotiate in good faith the royalty terms applicable to such products, which terms shall reflect the economic conditions applicable to commercializing such products and shall not exceed the royalty terms for the existing Licensed Fields.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our finance statements. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic has adversely disrupted, and is expected to continue to adversely disrupt, our operations, including our ability to complete our ongoing clinical trials, and may have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

In December 2019, SARS-CoV-2, a novel strain of a virus that causes COVID-19, surfaced in Wuhan, China and has since spread world-wide. The World Health Organization has declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on business and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the ongoing COVID-19 pandemic impacts our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of COVID-19, and the actions to contain COVID-19 or address its impact in the short and long term.

In April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial of MRT5005 in patients with CF as a consequence of the response to the COVID-19 pandemic. As a result of the ongoing delay, we no longer anticipate reporting data from this trial in the third quarter of 2020. We are uncertain when such enrollment and dosing will resume, which will impact our timing to report data from this trial. Further, in response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that most of our employees work remotely. In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. The COVID-19 pandemic may further delay or otherwise adversely affect our clinical development activities as a result of many factors, including:

•

diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, and availability of hospital staff supporting the conduct of our clinical trials;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples, and other supplies used in our clinical trials;

•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials and other research and manufacturing activities, and limit the amount of clinical data we will be able to report;

•

any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, or disruptions in delivery systems;

•

availability of future capacity at our contract manufacturers to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers elect or are required to divert attention or resources to the manufacture of other pharmaceutical products;

•

delays in ongoing laboratory experiments and operations if we are required to further reduce the number of employees in our laboratories, or if the contract research organizations, or CROs, we have retained to supplement our internal research efforts are unable to perform as anticipated, whether due to capacity constraints, staffing shortages, or otherwise; and

•

business disruptions caused by potential workplace closures and an increased reliance on employees working from home, challenges in recruiting employees required to execute on our research and development plans, cybersecurity and data accessibility issues, and communication or transit disruptions, any of which could adversely impact our business operations and delay necessary interactions among our employees and between our company and the third parties upon which we rely.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

The COVID-19 pandemic continues to rapidly evolve and its ultimate scope, duration and effects are unknown. The extent of the impact of the disruptions to our business, preclinical studies and clinical trials as a result of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact our ability to raise additional funds through public offerings or private placements and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

We and Sanofi may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against SARS-CoV-2, the virus responsible for COVID-19.

In 2018, we entered into a collaboration with Sanofi Pasteur, Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using our mRNA technology. In March 2020, we and Sanofi amended this collaboration to include mRNA vaccines against SARS-CoV-2, the virus responsible for COVID-19, as an additional infectious disease pathogen. Pursuant to the amended collaboration, we are leveraging our mRNA platform and Sanofi’s vaccine expertise and ongoing COVID-19 research with the goal of discovering, developing and advancing rapidly into the clinic a SARS-CoV-2 vaccine candidate.

Although to date we have evaluated multiple COVID-19 vaccine candidates in vivo for immunogenicity and neutralizing antibody activity to support lead candidate selection, and we believe that we have the potential to advance a vaccine into the clinic by year end 2020, our development of a SARS-CoV-2 vaccine candidate is still in its early stages, and we may be unable to produce a vaccine candidate that is safe and successfully prevents COVID-19 in a timely manner, if at all. In order to obtain regulatory approval to market a new biological product such as a SARS-CoV-2 vaccine, we must demonstrate proof of safety, purity and potency in humans. To satisfy these requirements, we will have to conduct one or more adequate and well-controlled clinical trials. Before we can commence clinical trials for a SARS-CoV-2 vaccine candidate, we must complete extensive preclinical testing and studies that support applicable regulatory approval to begin clinical trials. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if any applicable regulatory bodies will accept our proposed clinical program or if the outcome of our preclinical testing and studies will ultimately support the further development of a SARS-CoV-2 vaccine candidate. As a result, we cannot be sure that we will be able to advance a SARS-CoV-2 vaccine candidate into clinical trials on the timeline we expect, if at all, and we cannot be sure that applicable regulatory authorities will allow clinical trials to begin. Moreover, even if we do initiate clinical trials for a SARS-CoV-2 vaccine candidate, our development efforts may not be successful, and clinical trials that we conduct may not demonstrate sufficient safety, purity and potency necessary to obtain the requisite regulatory approvals for any SARS-CoV-2 vaccine. The timing and success of any clinical trials will also depend on our ability enroll subjects in the clinical trials. Several other companies are pursuing the development of a vaccine for COVID-19, and subject enrollment may be affected by availability of a competing commercially available vaccine and other clinical trials of competing vaccine candidates. Subject enrollment may also be affected by other factors, including variations in the incidence of COVID-19 at the time of the trial and the perceived risks and benefits of the clinical trial among potential subjects. Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in demonstrating safety and potency in later trials.

Further, while the U.S. Food and Drug Administration, or FDA, and other regulatory authorities have authority to expedite review and approval of various products, including vaccines, it is unclear how such authorities will exercise these powers with respect to our vaccine candidate, if at all. For example, the FDA possesses authority to issue Emergency Use Authorizations, or EUAs, allowing for the manufacture, research and distribution of drugs, biologics and medical devices that have not been approved or licensed by the agency under the standard requirements that typically govern the development of new medical products. The extent to which the FDA relies on the EUA process, or other expedited regulatory mechanisms for the study and review of vaccine candidates, remains unclear and will be subject to a number of different factors. As a result, even if our vaccine candidate shows promising results in preclinical and clinical studies, its approval under an EUA or expedited licensing processes is not assured and the need for authorization from the FDA may result in delays.

Moreover, if the COVID-19 pandemic is effectively contained or the risk of SARS-CoV-2 infection is diminished or eliminated before we can successfully develop and manufacture an mRNA vaccine against SARS-CoV-2, Sanofi could de-prioritize its support for the joint development of such a vaccine. In addition, we may be unable to successfully negotiate with Sanofi for a further amendment to address the responsibilities of the parties with respect to the SARS-CoV-2 vaccine clinical development and commercialization. We are also committing financial resources and personnel to the development of an mRNA vaccine against SARS-CoV-2, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, there are numerous efforts currently underway by other parties and collaborations to develop a vaccine for COVID-19, and another party may be successful in producing a safe or efficacious vaccine or other treatment for the disease before we can complete clinical development.

Our failure to successfully develop, manufacture and commercialize a SARS-CoV-2 vaccine could have an adverse effect on our business, prospects, financial condition and results of operations and cause us reputational harm, any of which could cause our stock price to decline.

The manufacture, scale, validation and production of a potential SARS-CoV-2 vaccine is complex and uncertain. We may encounter difficulties, and our ability to develop and provide a vaccine, if approved, could be delayed, interrupted or halted.

To date, we have begun to produce multiple mRNA constructs and have established 100 gram single-batch production with our clinical-stage mRNA therapeutics platform. Build-out is underway of dedicated manufacturing space through a contract manufacturing partner, which has the potential to accommodate multiple 250-gram batches per month upon continued investments and third-party supplier arrangements. As it relates to development of a COVID-19 vaccine, depending on the final human COVID-19 vaccine dose, we estimate that we could have manufacturing capacity to produce 90-360 million doses annually by the first half of 2021. However, the manufacture of mRNA-based therapeutics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We may face difficulties in production of one or more SARS-CoV-2 vaccine candidates, including scaling up and validating production, potential shortages of raw materials, a failure by our contract manufacturer to comply with guidelines, specifications and regulations necessary for the manufacture of any vaccine candidate we seek to manufacture, and other disruptions relating to the manufacture of any potential SARS-CoV-2 vaccine candidates.

We will also require substantial capital to commence and continue production of any SARS-CoV-2 vaccine candidate, which capital may not be available in the time frame or amount needed. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials of a vaccine candidate, increase the cost associated with the related clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of a SARS-CoV-2 vaccine candidate or approved vaccine may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in supply.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant losses. Our net losses were $14.3 million and $113.3 million for the three months ended March 31, 2020 and for the year ended December 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $373.8 million. As noted below, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have funded our operations to date primarily with proceeds from the sale of redeemable convertible preferred stock and the sale of bridge units, which ultimately converted into shares of our common stock, the proceeds from our IPO, an upfront payment received under the Original Sanofi Agreement, the proceeds from a private placement of our common stock, the proceeds from a public offering of our common stock and the proceeds from sales of shares of our common stock pursuant to the Sales Agreement with Jefferies. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs in commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

We believe that our existing cash, cash equivalents and short-term investments of $155.1 million as of March 31, 2020, together with the net proceeds of approximately $36.6 million from the issuances and sales of our common stock pursuant to the Sales Agreement between March 30, 2020 and May 1, 2020, which transactions were settled between April 1, 2020 and May 5, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. As of March 31, 2020, management has further assessed this risk and, in accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Accounting Standards Codification, or ASC, Subtopic 205-40), or ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Our estimates regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash, cash equivalents and short-term investments are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the impacts of the COVID-19 pandemic and our response to it;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;

•	the success of our collaboration with Sanofi;

•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

•	the cost and timing of hiring new employees to support our continued growth;

•	costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies;

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any; and

•	our ability to continue as a going concern.

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

As of March 31, 2020, we had $155.1 million in existing cash, cash equivalents and short-term investments. We expect these available cash resources, together with the net proceeds of approximately $36.6 million from the issuances and sales of our common stock pursuant to the Sales Agreement between March 30, 2020 and May 1, 2020, which transactions were settled between April 1, 2020 and May 5, 2020, to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. As of December 31, 2019, management concluded that there was substantial doubt under Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). The report from our independent registered public accounting firm for the year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations raise substantial doubt about our ability to continue as a going concern. Based on our available cash resources, we do not have sufficient cash on hand to support current operations for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. If we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our development programs, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not determined if we have experienced Sections 382 and 383 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the CARES Act was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the Tax Act. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.

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

We do not currently have products approved for sale and are investing a significant portion of our efforts and financial resources in the development of MRT5005. In April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the COVID-19 pandemic. We are uncertain when such enrollment and dosing will resume, which may impact our timing to report data from this trial and may delay our development of MRT5005. We expect that the COVID-19 pandemic will continue to impact our clinical trials as described above in “Risks Related to the COVID-19 Pandemic.” Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop and obtain marketing approval for, and successfully commercialize, MRT5005.

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

Before obtaining marketing approval for our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that our clinical trials, such as our Phase 1/2 clinical trial of MRT5005 in patients with CF, will be conducted as planned, completed on schedule, if at all, or yield positive results. For example, in April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the COVID-19 pandemic. We are uncertain when such enrollment and dosing will resume, which may impact our timing to report data from this trial. We expect that the COVID-19 pandemic will continue to impact our clinical trials as described above in “Risks Related to the COVID-19 Pandemic.”

A clinical trial failure can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities or collaborators on trial design;

•	delays in reaching agreement on acceptable terms with CROs and clinical trial sites;

•	delays in opening clinical trial sites or obtaining required institutional review board or independent ethics committee approval at each clinical trial site;

•	delays in recruiting suitable subjects or a sufficient number of subjects to participate in our clinical trials;

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

We have experienced delays in enrollment and dosing in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the COVID-19 pandemic. We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards of the institutions in which such trials are conducted or their ethics committees, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA or other foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those relating to the class of products to which our product candidates belong.

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

We have experienced and may in the future experience difficulty enrolling and dosing patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

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

In April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the COVID-19 pandemic. Even when enrollment and dosing of patients in this trial resume, we may encounter slower than expected enrollment or dosing delays due to the CF patient population, or CF advocacy groups may provide additional guidance for the safety of the CF population, which may delay the trial. We are uncertain when such enrollment and dosing will resume. We expect that the COVID-19 pandemic will continue to impact our clinical trials as described above in “Risks Related to the COVID-19 Pandemic.” In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements at certain clinical trial sites. These delays could be caused by regulatory reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our planned clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

If approved for the treatment of CF, MRT5005 would compete with Kalydeco, Orkambi, Symdeko and Trikafta, each of which is marketed by Vertex Pharmaceuticals Incorporated, or Vertex. Vertex also has several CFTR modulator compounds in clinical development, each of which is currently in a Phase 2 clinical trial.

Our other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie Inc., Corbus Pharmaceuticals, Inc., Eloxx Pharmaceuticals Ltd, Flatley Discovery Lab, LLC and Proteostasis Therapeutics, Inc.

Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: Arcturus Therapeutics Holdings Inc., CRISPR Therapeutics AG and Moderna, Inc.

Risks Related to Dependence on Third Parties

We expect to depend on collaborations with third parties for the research, development, manufacture and commercialization of programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

As part of our strategy, we intend to seek to enter into collaborations with third parties for one or more of our programs or product candidates. For example, in June 2018, we entered into a collaboration and license agreement with Sanofi to develop mRNA vaccines for up to five infectious disease pathogens and on March 26, 2020, we amended this collaboration and license agreement to include vaccines against SARS-CoV-2 as an additional infectious disease pathogen. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies and biotechnology companies. If we enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that any future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them.

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

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. In addition, as a consequence of the ongoing COVID-19 pandemic, some of these parties may be unable to perform their engagements satisfactorily or at all. If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements on commercially reasonable terms, if at all. Switching or including additional third parties involves increased cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our third parties, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects. We expect that the COVID-19 pandemic will continue to impact our clinical trials as described above in “Risks Related to the COVID-19 Pandemic.”

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

In order to conduct clinical trials of our product candidates, we will need to have them manufactured in potentially large quantities. Our third-party manufacturers may be unable to meet this increased demand in a timely or cost-effective manner, or at all. In addition, as a consequence of the COVID-19 pandemic, our third-party manufacturers may experience delays or other interruptions with their manufacturing capabilities and may be unable to perform satisfactorily, or at all. In addition, quality issues may arise during scale-up activities and at any other time. For example, ongoing data on the stability of our products may shorten the expiry of our products and lead to clinical trial material supply shortages, and potentially clinical trial delays. If these third-party manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

Our use of third-party manufacturers increases the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates. For example, we recently entered into a leasing arrangement with a third-party manufacturer, Albany Molecular Research, Inc., or AMRI, for the manufacture of certain portions of our product candidates. Although we are closely involved with the design and construction of the cleanroom suites, we may still experience delays in construction of the cleanroom suites and the development services provided by AMRI. We have not yet experienced construction delays as a consequence of the ongoing COVID-19 pandemic, but we may encounter such delays in the future. Such delays could materially adversely affect our business.

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

The hospital formulary approval and insurance coverage and reimbursement status of newly approved products, including vaccines, is uncertain. Failure to obtain or maintain adequate hospital formulary approval and/or insurance coverage and reimbursement for our products, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

We expect that hospital formulary approval and insurance coverage and reimbursement by government and other third-party payors of our products, including vaccines, if approved, will be essential for most patients to be able to access these treatments. Accordingly, sales of our product candidates, if approved, will depend substantially on the extent to which the costs of our product candidates will be paid by hospitals or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Hospital formulary approval and insurance coverage and reimbursement by other third-party payors may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Outside the United States, international operations generally are subject to extensive government price controls and other market regulations, and increasing emphasis on cost-containment initiatives in the European Union, Canada and other countries may put pricing pressure on us. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines and vaccines under such systems are substantially lower than in the United States. Other countries may use different methods to keep the cost of medical products artificially low. Foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable product revenue.

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

Risks Related to Our Business Operations

Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the U.S. and global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our products, if any, and could adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for any current or future approved products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. For example, as of May 5, 2020, five of our patents issued in Europe are under opposition, including two with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. We may also experience delays as a consequence of the COVID-19 pandemic. The FDA has substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA.

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

Although we have received fast track designation for MRT5005 for CF, such designation may not actually lead to a faster development or regulatory review or approval process. In addition, we may not receive such designation for other product candidates.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA fast track designation. We have received fast track designation for MRT5005 for CF. However, even though we received fast track designation, fast track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular timeframe. We may not experience a faster development, regulatory review or approval process with fast track designation compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures. In addition, if we seek fast track designation for other product candidates, we may not receive it from the FDA.

The FDA has granted a Rare Pediatric Disease Designation, or RPDD, for MRT5005 and we may seek the same designation for one or more of our other product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval nor does this designation mean that our product candidates, including MRT5005, will be subject to a faster development and regulatory review process.

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. In March 2020, the FDA granted Rare Pediatric Designation for MRT5005 for the treatment of CF. The FDA may, however, determine that a BLA for this product candidate or our other product candidates do not meet the eligibility criteria for a priority review voucher upon approval. Moreover, even if one or more of our product candidates does satisfy those criteria, the product will need to be licensed before September 30, 2022, in order to be granted a rare disease priority review voucher.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued such payments were owed to them. On April 28, 2020, that decision was reversed by the U.S. Supreme Court.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, the Court agreed to hear the case through its normal procedures. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The cost of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump Administration’s budget proposals contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs and vaccines, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and vaccines is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug or vaccine. To obtain reimbursement or pricing approval in some countries, we, or our future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug or vaccine to other available therapies. If reimbursement of our drugs or vaccines is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

We believe our executive officers, directors and stockholders which own more than 5% of our outstanding common stock, in the aggregate, beneficially own more than a majority of our capital stock. One of our directors is affiliated with a stockholder who beneficially owns more than 5% of our outstanding common stock. We also have one stockholder who holds approximately 29% of our outstanding common stock as of April 15, 2020. If these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and business affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that other stockholders disagree with.

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

In May 2019, we completed a private placement of 5,582,940 shares of our common stock to several accredited institutional investors. We have filed a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. Furthermore, we have registered an aggregate of 14,042,632 shares of our common stock. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are a party to an Open Market Sale AgreementSM, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $100.0 million of common stock pursuant to one or more “at the market” offerings. Through May 1, 2020, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,863,163 shares of our common stock, for gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In September 2019, we completed a public offering of 9,000,000 shares of our common stock registered under our universal shelf registration statement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Our stock price is volatile. The stock market in general, and the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of preclinical studies and clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	commencement or termination of collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of health care payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	the entry into significant acquisitions, strategic partnerships or divestitures by us or our competitors;

•	significant sales of our common stock, including sales by our directors, executive officers or 5% stockholders;

•	general economic, industry and market conditions, such as the impact of the COVID-19 pandemic on our industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by our directors, officers, other employees or stockholders to us or our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim arising pursuant to our certificate of incorporation or our bylaws or governed by the internal affairs doctrine. We do not expect this choice of forum provision will apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act of 1934, as amended, or any other claim for which federal courts have exclusive jurisdiction. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or other stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or other stockholders. Alternatively, if a court were to find this provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

As of March 31, 2020, we have used all of the net proceeds to fund the development of MRT5005 and, through September 30, 2019, MRT5201, to fund the discovery and additional preclinical research and development of additional product candidates and platform enhancement, and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC on June 29, 2018 pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	First Amendment to the Collaboration and License Agreement, dated March 26, 2020, by and between Translate Bio MA, Inc. and Sanofi Pasteur, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Translate Bio, Inc.

Date: May 7, 2020	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Date: May 7, 2020	By:	/s/ John R. Schroer
John R. Schroer
Chief Financial Officer and Treasurer