Form 10-Q
period 2020-06-30
Translate Bio, Inc.
filed 2020-08-06
CIK 1693415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
12b-2
of the Exchange Act).    Yes
☐
    No
☒
As of August 3, 2020, the registrant had 74,243,943 shares of common stock, $0.001 par value per share, outstanding.

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

•	our plans to develop our product candidates;

•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for our product candidates;

•	the potential advantages of our product candidates;

•	the rate and degree of market acceptance and clinical utility of our product candidates;

•	our estimates regarding the potential market opportunity for our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	the impact of government laws and regulations;

•	our competitive position;

•	developments relating to our competitors and our industry; and

•	our ability to establish collaborations or obtain additional funding.
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

ii

This Quarterly Report on
Form 10-Q
includes certain statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates of potential market opportunities. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$272,193	$84,580
Short-term investments	20,029	104,098
Collaboration receivables	15,131	4,596
Prepaid expenses and other current assets	7,918	9,391
Restricted cash	950	950

Total current assets	316,221	203,615
Property and equipment, net	15,154	12,539
Right-of-use assets, net	10,130	10,400
Goodwill	21,359	21,359
Intangible assets, net	81,280	85,536
Other assets	10,134	2,752

Total assets	$454,278	$336,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,912	$15,968
Accrued expenses	11,126	7,072
Current portion of deferred revenue	27,109	18,100
Current portion of operating lease liability	619	530

Total current liabilities	51,766	41,670
Contingent consideration	109,550	103,655
Deferred revenue, net of current portion	9,818	25,256
Operating lease liability, net of current portion	11,751	12,084

Total liabilities	182,885	182,665

Commitments and contingencies (Notes 3, 4 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 69,359,509 shares and 60,022,067 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	69	60
Additional paid-in capital	680,850	512,231
Accumulated deficit	(410,066)	(359,496)
Accumulated other comprehensive income	540	741

Total stockholders’ equity	271,393	153,536

Total liabilities and stockholders’ equity	$454,278	$336,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$16,319	$1,174	$20,974	$2,648
Operating expenses:
Research and development	29,002	16,625	50,442	34,048
General and administrative	8,601	7,850	16,060	14,403
Change in fair value of contingent consideration	15,347	4,889	5,895	16,591

Total operating expenses	52,950	29,364	72,397	65,042

Loss from operations	(36,631)	(28,190)	(51,423)	(62,394)
Interest income	343	358	853	878

Loss before benefit from income taxes	(36,288)	(27,832)	(50,570)	(61,516)
Benefit from income taxes	—	—	—	486

Net loss	$(36,288)	$(27,832)	$(50,570)	$(61,030)

Net loss per share—basic and diluted	$(0.58)	$(0.57)	$(0.83)	$(1.30)

Weighted average common shares outstanding—basic and diluted	62,282,291	48,749,627	61,145,254	46,866,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(36,288)	$(27,832)	$(50,570)	$(61,030)
Other comprehensive income (loss):
Unrealized gains ( losses ) on available-for-sale securities, net of tax of $0	(315)	219	(201)	374

Comprehensive loss	$(36,603)	$(27,613)	$(50,771)	$(60,656)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2019	60,022,067	$60	$512,231	$(359,496)	$741	$153,536
Exercise of stock options	15,596	—	132	—	—	132
Stock-based compensation expense	—	—	3,172	—	—	3,172
Unrealized gains on available-for-sale securities	—	—	—	—	114	114
Net loss	—	—	—	(14,282)	—	(14,282)

Balances at March 31, 2020	60,037,663	60	515,535	(373,778)	855	142,672
Issuance of common stock in connection with public offerings , net of underwriting discounts and commissions and offering costs	8,544,982	9	153,602	—	—	153,611
Exercise of stock options	776,864	—	5,699	—	—	5,699
Stock-based compensation expense	—	—	6,014	—	—	6,014
Unrealized l osses on available-for-sale securities	—	—	—	—	(315)	(315)
Net loss	—	—	—	(36,288)	—	(36,288)

Balances at June 30, 2020	69,359,509	$69	$680,850	$(410,066)	$540	$271,393

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2018	45,139,955	$45	$371,257	$(246,203)	$196	$125,295
Exercise of stock options	154,484	—	897	—	—	897
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized gains on available-for-sale securities	—	—	—	—	155	155
Net loss	—	—	—	(33,198)	—	(33,198)
Balances at March 31, 2019	45,294,439	45	374,113	(279,401)	351	95,108
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,582,940	6	44,128	—	—	44,134
Issuance of common stock in connection with a former employee letter agreement	67,406	—	847	—	—	847
Forfeited restricted common stock	(1,334)	—	(1)	—	—	(1)
Exercise of stock options	66,917	—	519	—	—	519
Stock-based compensation expense	—	—	2,703	—	—	2,703
Unrealized gains on available-for-sale securities	—	—	—	—	219	219
Net loss	—	—	—	(27,832)	—	(27,832)
Balances at June 30, 2019	51,010,368	$51	$422,309	$(307,233)	$570	$115,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(50,570)	$(61,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,617	1,960
Stock-based compensation expense	9,186	5,509
Change in fair value of contingent consideration	5,895	16,591
Deferred income tax benefit	—	(486)
Changes in operating assets and liabilities:
Collaboration receivables	(10,535)	177
Prepaid expenses and other assets	(5,909)	(1,766)
Right-of-use assets	270	234
Accounts payable	(2,783)	(1,858)
Accrued expenses	4,013	600
Lease liability	(244)	(170)
Deferred revenue	(6,429)	(1,206)

Net cash used in operating activities	(51,489)	(41,445)

Cash flows from investing activities:
Purchases of investments	(27,409)	(38,438)
Sales and maturities of investments	111,277	55,756
Purchases of property and equipment	(4,446)	(1,793)

Net cash provided by investing activities	79,422	15,525

Cash flows from financing activities:
Proceeds from public offering s , net of underwriting discounts and commissions	154,292	—
Payments of public offering costs	(443)	—
Proceeds from private placement, net of placement agent fees	—	44,608
Payments of private placement offering costs	—	(474)
Proceeds from option exercises	5,831	1,416

Net cash provided by financing activities	159,680	45,550

Net increase in cash, cash equivalents and restricted cash :	187,613	19,630
Cash, cash equivalents and restricted cash at beginning of period	85,530	56,224

Cash, cash equivalents and restricted cash at end of period	$273,143	$75,854

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$272,193	$74,904
Restricted cash	950	950

Total cash, cash equivalents and restricted cash at end of period	$273,143	$75,854

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$718	$59
Offering costs included in accrued expenses	$238	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$123
Issuance of common stock in connection with a former employee letter agreement	$—	$847
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of the Business and Basis of Presentation
Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. The Company is also pursuing the applicability of its MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc. (“Sanofi”), the vaccines global business unit of Sanofi S.A. The Company’s MRT platform may also be applied to produce various classes of treatments, such as therapeutic antibodies for infectious diseases and other diseases.

The outbreak of a novel strain of coronavirus named
SARS-CoV-2
(severe acute respiratory syndrome 2), which causes coronavirus disease
(“COVID-19”)
has presented a substantial public health and economic challenge around the world and is affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. While the Company has progressed certain of its preclinical programs, specifically in therapeutics for pulmonary diseases and in vaccine development under its collaboration with Sanofi, as further discussed below, enrollment and dosing has been paused in the Company’s Phase 1/2 clinical trial in patients with cystic fibrosis (“CF”) as a consequence of the response to the
COVID-19
pandemic. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19,
the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19
and the economic impact on local, regional, national and international markets. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry and workforce.
The Company is developing MRT5005 for the treatment of CF. The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single and multiple-ascending doses of MRT5005. Percent predicted forced expiratory volume in one second (“ppFEV
1
”), which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial. In April 2019, the Company completed dosing of all patients in the single-ascending dose (“SAD”) portion of the Phase 1/2 clinical trial and in July 2019, the Company reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose
levels with no serious adverse events reported at any dose level. Marked increases in ppFEV
1
were observed after a single dose of MRT5005, primarily at the mid-dose
level. Based on the analysis of the interim results, the Company has amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose (“MAD”) portion of this trial. The Company began dosing patients in the MAD portion of the trial in early 2019. In April 2020, the Company announced that enrollment and dosing have been paused in the ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the
COVID-19
pandemic. The Company and the clinical trial sites are assessing the potential for patients to safely return to the clinic for study enrollment and dosing. At this time the Company is unable to predict the timing for reporting data.
The Company is leveraging its lung delivery platform and focusing its preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need, including primary ciliary dyskinesia, idiopathic pulmonary fibrosis and pulmonary arterial hypertension.
The Company has a collaboration with Sanofi to develop infectious disease vaccines using the Company’s mRNA technology. Under the collaboration, the Company and Sanofi
will jointly conduct research and development activities to advance

mRNA vaccines targeting
up to seven infectious disease pathogens (see Note 14). Two of the target pathogens under development are
SARS-CoV-2
and influenza. Multiple
COVID-19
vaccine candidates are being evaluated
in vivo
for immunogenicity and neutralizing antibody activity to support lead candidate selection with the goal to initiate
a
first-in-human
clinical trial in the fourth quarter of 2020. The Company is conducting preclinical studies with a lead candidate for influenza to support an anticipated investigational new drug filing with clinical trial initiation anticipated
mid-year
2021.

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
The preparation of the accompanying condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning
COVID-19
and the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19,
as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of
COVID-19
within its financial statements and
have determined them to be immaterial. There
may be changes to those estimates in future periods. Actual results may differ from these estimates.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its two wholly owned subsidiaries, Translate Bio MA, Inc. and Translate Bio Securities Corporation, from their date of incorporation. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2020, the unaudited condensed consolidated statements of operations and of comprehensive loss for the three and six months ended June 30, 2020 and 2019, the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 12, 2020.
The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are also unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.
Sales of Common Stock
In July 2019, the Company filed a universal shelf registration statement on Form
S-3
with the SEC (the “2019 Shelf”) to register for sale from time to time up to $250.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File No.
 333-232543).

In July 2019, the Company entered into an Open Market Sale Agreement
SM
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
On March
13
,
2020
, the Company entered into Amendment No.
1
to the Open Market Sale Agreement
SM
with Jefferies, which increased the aggregate dollar amount of shares of common stock that the Company may issue and sell pursuant to the Sales Agreement from $
50.0
 million to $
100.0
 million, which became effective when the
2020
Shelf was declared effective. As of
June

30
,
2020
, the Company ha
s
issued and sold
an aggregate of 2,863,163 shares of its common stock, resulting in gross proceeds of
$
37.9
 million
, before deducting commissions of $1.1 million and other offering expenses of $0.2 million.
In the future, $
62.1
 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the
2020
Shelf.
On June 24, 2020, the Company filed a registration statement on Form
S-3ASR,
which became automatically effective upon filing with the SEC (File
No. 333-239405)
(the “June 2020 Registration Statement”). The June 2020 Registration Statement registered for sale from time to time common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. On June 30, 2020, the Company issued and sold 5,681,819 shares of common stock and a stockholder of the Company sold 6,824,992 shares of common stock through a public offering pursuant to the June 2020 Registration Statement. The price to the public was $22.00 per share, resulting in gross proceeds to the Company of $125.0 million, before deducting underwriting discounts and commissions of $7.5 million and other offering expenses of $0.5 million. The Company did not receive any proceeds from the sale of shares of common stock by the stockholder.
Sanofi Pasteur Collaboration and Licensing Agreement
In 2018, the Company entered into a collaboration and license agreement with Sanofi (the “Original Sanofi Agreement”) to develop mRNA vaccines for up to five infectious disease pathogens (the “Licensed Fields”). On March 26, 2020, the Company and Sanofi amended the Original Sanofi Agreement (the “
First
Sanofi Amendment”) to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six.
On June 22, 2020, the Company and Sanofi agreed to further amend the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi (the “Second Sanofi Amendment”) (see Note 14).
The Original Sanofi Agreement, as amended by the
First Sanofi Amendment and the Second
Sanofi Amendment, is referred to as the “Amended Sanofi Agreement.”
Pursuant to the Amended Sanofi Agreement, the Company and Sanofi have agreed to jointly conduct research and development activities to advance mRNA vaccines targeting
up to seven infectious disease pathogens. The term of the collaboration expires in June 2022 with an option for Sanofi to extend for one additional year. If Sanofi elects to so extend, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens
, bringing the total to ten pathogens
.
Under the terms of the Amended Sanofi Agreement, the Company has granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogens, with certain specified exceptions.
Pursuant to the Second Sanofi Amendment, Sanofi agreed to pay the Company an additional upfront payment of $300.0 million, which was received in
August
2020. Additionally, in connection with the execution of the Second Sanofi Amendment, the Company and Sanofi, a French corporation,
 and
an affiliate of Sanofi (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale and issuance of 4,884,434 shares of the Company’s common stock to the Investor at a price of $25.59 per share representing a 50 percent premium to the
20-day
moving average share price prior to signing, for an aggregate purchase price of approximately $125.0 million. The closing of the
transaction contemplated by the Securities Purchase Agreement was consummated on July 20, 2020, the effective date (see Note 14).
Liquidity
In accordance with Accounting Standards Update (“ASU”) No.
 2014-15,
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40)
, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through June 30, 2020, the Company has funded its operations primarily through sales of equity securities and research and development collaboration agreements. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $
50.6
million and $
61.0
 million for the six months ended June 30, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $
410.1
 million as of June 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future.
As of August 6, 2020, the date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and short-term investments of $292.2 million as of June 30, 2020
, together with the upfront payment of $300.0 million from Sanofi under the Second Sanofi Amendment and the aggregate purchase price of approximately $125.0 million from the Investor under the Securities Purchase Agreement, both received as of August 6
,
2020,

will be sufficient to fund its operating expenses and capital expenditure requirements for at least
the
next 36 months.
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
During the six months ended June 30, 2020, there were no material changes to the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No.
 2017-04,
Intangibles—Goodwill and Other:
Simplifying the Test for Goodwill Impairment (Topic 350)
, which provides for the elimination of Step 2 from the goodwill impairment test. If impairment charges are recognized, the amount recorded will be the amount by which the carrying amount exceeds the reporting unit’s fair value with certain limitations. The Company adopted this new standard as of the required effective date of January 1, 2020, and its adoption had no impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No.
2018-13,
 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
. This new standard removes the disclosure requirement for the amount and reasons for transfers between Level 1 and Level 2 fair value measurements as well as the process for Level 3 fair value measurements. In addition, the ASU adds the disclosure requirements for changes in unrealized gains and losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this new standard as of the required effective date of January 1, 2020, and its adoption had no impact on the Company’s consolidated financial statements.
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

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale
debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that the adoption of this new standard will have on its consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU No.
 2019-12,
Income Taxes-Simplifying the Accounting for Income Taxes
. This new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.
3. Collaboration Agreement
Sanofi Collaboration and License Agreement
In 2018, the Company
and Sanofi
entered into the Original Sanofi Agreement to develop mRNA vaccines and an mRNA vaccine platform for up to five infectious disease pathogens. In March 2020, the Company and Sanofi
entered into the
First
Sanofi Amendment to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six.

On June 22, 2020, the Company and Sanofi entered into the Second Sanofi Amendment, which became effective on July 20, 2020, to expand the scope of the collaboration and licenses granted to Sanofi (see Note 14).

In this Note 3, the Company is describing matters in relation to the Original Sanofi Agreement, as amended by the First Sanofi Amendment. Certain of those matters have been amended in accordance with the Second Sanofi Amendment, resulting in rights and obligations that may be different than those set forth in this Note 3, as further described in Note 14.
Pursuant to the
Original
Sanofi Agreement
, as amended by the First Sanofi Amendment
, the Company and Sanofi  agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development during a three-year research term, which could have
been

extended by mutual agreement.
The
Company
was
obligated to manufacture and supply certain
non-clinical
and clinical product until the Company
transferred
such manufacturing capabilities to Sanofi, which the Company originally estimated to take up to eight years to complete. The collaboration activities were
subject to a collaboration plan to be updated annually. During March 2020, the joint steering committee revised the collaboration timeline and the Company estimated
the completion of the transfer of manufacturing capabilities to be six years from the date of the Original Sanofi Agreement
, or 2024.
Pursuant to the
Original
Sanofi Agreement,
as amended by the First Sanofi Amendment,
the Company and Sanofi agreed to a governance structure, including committees and working groups, to manage the activities under the collaboration. If the Company and Sanofi
d
i
d
not mutually agree on certain decisions, Sanofi would be able to break a deadlock without the Company’s consent. The collaboration included
an estimated budget. Sanofi
was
responsible for paying reimbursable development costs, including the Company’s employee costs, out-of-pocket
costs paid to third parties and manufacturing costs, up to a specified amount for the Licensed Field
. During the second quarter of 2020, the joint steering committee revised the estimated budget to include reimbursable manufacturing costs for development of the vaccine against
SARS-CoV-2
.
Under the terms of the
Original
Sanofi Agreement,
as amended by the First Sanofi Amendment,
the Company granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any of four of the Licensed Fields. In addition, pursuant to the terms of the
Original
Sanofi Agreement
, as amended by the First Sanofi Amendment,
and subject to certain limitations, Sanofi
had
options to add up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields by exercising either option or both options during a specified option term and paying the Company a $5.0 million fee per added pathogen, subject to certain limitations on the pathogens. If, prior to the exercise of the options by Sanofi, the Company receive
d
 a bona fide third-party offer to acquire rights to the field to which an option relates, the Company was required to
notify Sanofi of such offer, and if Sanofi
did
not exercise its option as to the applicable field, such field would
no longer be subject to the option.

The Company and Sanofi retained the rights to perform their respective obligations and exercise their respective rights under the Original Sanofi Agreement, as amended by the First Sanofi Amendment. Sanofi also granted the Company non-exclusive,
sublicensable licenses under patent rights claiming certain improvements that Sanofi could have made to the technology the Company had licensed to it or claiming certain technology arising from the collaboration and owned by Sanofi. The Company could have exercised such licenses to develop, manufacture and commercialize products, other than products that use a vaccine to prevent, treat or cure a disease, disorder or condition in humans caused by an infectious disease pathogen. Sanofi could
have terminated these licenses to the Company if the Company materially breached the terms of the license and the breach remained uncured for a specified period, which could
have been extended in certain circumstances.
The Original Sanofi Agreement, as amended by the First Sanofi Amendment, provided that the Company was

eligible to receive aggregate potential payments of up to $805.0 million from Sanofi, which include
d
 the $45.0 million upfront payment the Company received in 2018, potential milestone payments and potential option exercise payments. Sanofi would
also pay the Company $5.0 million with respect to each additional Licensed Field for which it exercise
d
 an option.
Under the First Sanofi Amendment,
Sanofi did not pay an upfront fee to the Company with respect to the addition of
SARS-CoV-2
as a Licensed Field.

As part of the Original Sanofi Agreement
,
 Sanofi ha
d
 also agreed to pay the Company milestone payments upon the achievement of specified development, regulatory and commercialization milestones. In particular, the Company was
entitled to receive development and regulatory milestone payments of up to $63.0 million per Licensed Field and sales milestone payments of up to $85.0 million per Licensed Field. In addition, the Company was
 entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.
Notwithstanding the foregoing, milestone payments provisions of the Original Sanofi Agreement, as amended by the First Sanofi Agreement, did not apply to vaccine products for the prevention, treatment or cure of
SARS-CoV-2
that are purchased by a governmental authority while
SARS-CoV-2
is a declared pandemic.
Among other changes to the provisions described in this Note 3, this provision regarding milestone payments has been amended under the Second Sanofi Amendment (see Note 14).
Pursuant to the Original Sanofi Agreement, as amended by the First Sanofi Amendment, Sanofi had agreed to pay the Company a tiered royalty on worldwide net sales of all mRNA vaccines within each Licensed Field ranging from a high single-digit percentage to a low teens percentage, depending on quarterly net sales by Sanofi, its affiliates and its sublicensees. The royalty percentage payable
to the Company could have been reduced with respect to a product once the relevant licensed patent rights expire
d
or if additional licensed technology
wa
s required, but such royalty
percentage
could not fall below the Company’s royalty obligations to third parties plus a royalty of a low single-digit percentage. Royalty payments were payable on a product-by-product
and
country-by-country
basis beginning on the launch of the product in the country until the later of the expiration of the last valid claim covering such product or 10
years after the launch of such product in such country. Notwithstanding the foregoing, pursuant to the Original Sanofi Agreement, as amended by the First Sanofi Amendment, royalty payments would
 not apply to vaccine products for the prevention, treatment or cure of
SARS-CoV-2
that are purchased by a governmental authority while
SARS-CoV-2
is a declared pandemic, and instead the parties
would
negotiate in good faith royalty terms to apply to such vaccine products, which royalty terms were to reflect the economic conditions applicable to commercializing such vaccine products, and in no event would be higher than those set out in the Original Sanofi Agreement.
Among other changes to the provisions described in this Note 3, the provision regarding royalties payable in respect of SARS-CoV-2 vaccine products has been amended under the Second Sanofi Amendment (see Note 14).
The Original Sanofi Agreement, as amended by the First Sanofi Amendment, provided that it would remain in effect until terminated in accordance with its terms. Either the Company or Sanofi could have terminated the Original Sanofi Agreement, as amended by the First Sanofi Amendment, in its entirety if the other party was subject to certain insolvency proceedings. Either party could have terminated the Original Sanofi Agreement, as amended by the First Sanofi Amendment, in its entirety or with respect to a particular Licensed Field, country or product if the other party materially breached the Original Sanofi Agreement, as amended by the First Sanofi Amendment, and the breach remained uncured for a specified period, which could have been extended in certain circumstances. Sanofi could have also terminated the Original Sanofi Agreement, as amended by the First Sanofi Amendment, in its entirety or with respect to a particular Licensed Field, country or product for safety reasons or for convenience, in each case after a specified notice period. After termination of the Original Sanofi Agreement, as amended by the First Sanofi Amendment, Sanofi could have continued to manufacture and commercialize the terminated products for a specified period of time, subject to Sanofi’s payment obligations.
Moreover, under the Original Sanofi Agreement, as amended by the First Sanofi Amendment, in the event that the Company and Sanofi were unable to mutually agree on terms relating to the conduct of clinical development and commercialization of a product related to
SARS-CoV-2

vaccine products
,
the Company had the right to terminate and revoke the license granted to Sanofi with respect to
SARS-CoV-2
with
sixty (60) days
written notice, and
SARS-CoV-2
would
 have ceased to be a Licensed Field. Upon any such termination and revocation by the Company, the Company and Sanofi had agreed to negotiate in good faith a termination agreement with respect to the Company’s use of any technology arising from the collaboration that was
 owned by Sanofi or jointly owned by the Company and Sanofi, that was
necessary or useful to the further development or commercialization of a product directed to
SARS-CoV-2.
Among other changes to the provisions described in this Note 3, the provision regarding termination of the SARS-CoV-2 Licensed Field has been amended under the Second Sanofi Amendment (see Note 14).

Sanofi has sole responsibility for all commercialization activities for mRNA vaccines in the Licensed Fields and is obligated to bear all costs in connection with any such commercialization.

The Company and Sanofi entered into a separate supply agreement on June 22, 2020, with an effective date of December 20, 2019, governing the terms of the supply of products by the Company (the “Supply Agreement”). Pursuant to the Supply Agreement, th
e

Company has agreed to use commercially reasonable efforts to manufacture and supply Sanofi with non-clinical
and clinical supply of products and other research materials in certain Licensed Fields. The Supply Agreement will remain in effect until terminated in accordance with its terms. However, the Company’s obligation to manufacture and supply products is limited to a defined duration based on the Licensed Field of the applicable product. The Supply Agreement may be terminated by the mutual consent of the parties. Sanofi may terminate the Supply Agreement for convenience after a specified notice period, or in the event that the Company does not provide the supply in a timely manner. The Company may terminate the Supply Agreement in the event of a breach by Sanofi of its payment obligations and such breach remains uncured for a specified period.

As part of the Second Sanofi Amendment, the Company and Sanofi agreed to negotiate in good faith and enter into a further supply agreement in respect of supply of products in the SARS-CoV-2 Licensed Field for use in Phase 3 clinical trials or commercial supply.
Accounting for the Sanofi Collaboration
The Company accounts for the Original Sanofi Agreement, as amended by the First Sanofi Amendment, under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company identified the following promised goods or services contained in the Original Sanofi Agreement, as amended by the First Sanofi Amendment: (i) the license it conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how
to be conveyed to Sanofi with respect to the Licensed Fields, (iii) its obligation to perform research and development on the Licensed Fields, (iv) its obligation to transfer licensed materials to Sanofi, (v) its obligation to manufacture and supply certain non-clinical
and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi; and (vi) the technology and process transfer. The Company assessed whether each of these promised goods or services are distinct performance obligations on their own or if they need to be combined with other promises to create a bundle that is a distinct performance obligation. The Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation. Sanofi’s right to exercise options for up to two additional infectious disease pathogens within the granted licenses to the Licensed Fields are accounted for separately as they do not represent material rights, based on the criteria of ASC 606. Upon the exercise of any option by Sanofi, the contract promises associated with an option target would use a separate proportional performance model for purposes of revenue recognition under ASC 606. There is no significant financing component or non-cash
consideration included in the Original Sanofi Agreement, as amended by the First Sanofi Amendment.
Under ASC 606, at the end of each reporting period, the Company re-evaluates
the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. The estimated collaboration budget is consistently re-evaluated
and changes to the budget, if any, require approval by the Joint Steering Committee. If an approved change occurs, the Company will re-evaluate
the transaction price which could potentially affect the cumulative amount of revenue recognized. In March 2020 and in June 2020,
the joint steering committee agreed to a revised budget and collaboration plan. As a result, during the six
months ended
June

30
, 2020, the Company increased the overall transaction price by $42.9 million. The transaction price includes the upfront, non-refundable
payment of $45.0 million for the transfer of the combined license, supply and development obligations under the Original Sanofi Agreement, an estimated $34.3 million in reimbursable employee costs, an estimated $100.7 million in reimbursable development costs including out-of-pocket
costs paid to third parties and manufacturing costs and an estimated $14.0 million in milestone payments.
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

The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$16,319	$1,174	$20,974	$2,648
The following table presents the balance of the Company’s contract liabilities (in thousands):

	June 30, 2020	December 31, 2019
Contract liabilities
Deferred revenue	$36,927	$43,356
The Company considers the total consideration expected to be earned in the next 12 months for services to be performed as short-term deferred revenue, and consideration that is expected to be earned subsequent to 12 months from the balance sheet date as long-term deferred revenue. The Company expects to complete its obligations and recognize all net revenues from the collaboration over six years. Revenue recognized from contract liabilities was $6.4 million and $1.2 million during the six months ended June 30, 2020 and 2019, respectively
.
4. Intangible Assets and Goodwill
Acquisition of Shire’s MRT Program
In December 2016, the Company entered into an asset purchase agreement (as amended in June 2018) with Shire Human Genetic Therapies, Inc. (“Shire”), a subsidiary of Takeda Pharmaceutical Company Ltd., pursuant to which Shire sold equipment to and assigned to the Company all of its rights to certain patent rights, permits, real property leases, contracts, regulatory documentation, books and records, and materials related to Shire’s mRNA therapy platform (the “MRT Program”), including its cystic fibrosis transmembrane conductance regulator program.
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

	June 30, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	6 years	$45,992	$(7,003)	$—	$38,989

Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	—	42,291

Total intangible assets, net		$88,283	$(7,003)	$—	$81,280

	December 31, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(2,747)	$—	$43,245

Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	—	42,291
IPR&D - OTC	Indefinite	18,559	—	(18,559)	—

Total intangible assets, net		$106,842	$(2,747)	$(18,559)	$85,536

Identifiable intangible assets acquired in the acquisition of Shire’s MRT Program consisted of in-process
research and development (“IPR&D”), which included ongoing projects that could further the Company’s preclinical and clinical development activities related to CF, ornithine transcarbamylase (“OTC”)
deficiency and other potential rare diseases. As of the date of acquisition, the IPR&D was determined to be indefinite-lived.
Upon commencement of the Original Sanofi Agreement, the

IPR&D - MRT

intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over the intangible asset’s estimated life based on an economic consumption model. The Company recorded amortization expense of $3.6
 m
illion and $0.3 million during the three months ended June 30, 2020
and
2019,
respectively, and $4.3 million and $0.8 million during the six months ended June 30, 2020 and 2019
,

respectively, related to the definite-lived MRT intangible asset. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $11.6 million, $8.3 million, $8.4 million, $10.9 million and $4.0 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.
Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1 st
. The Company determined that the discontinuation of the development of MRT5201 in September 2019 was an indicator of impairment and as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company is not investing any additional funds in this program and has reallocated all resources previously dedicated to the OTC deficiency program to other programs within the Company. The Company determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, the Company recorded an impairment charge of $18.6 million during the year ended December 31, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. Concurrent with the impairment charge, the Company removed the contingent consideration liability related to this program (see Note 5). As a result of the termination of the planned Phase 1/2 clinical trial for MRT5201 in patients with OTC deficiency, the Company had recorded $0.9 million in short-term receivables, which was received during the quarter ended June 30
,
2020, related to refundable advance payments for this program with one of the Company’s contract research organizations.
Goodwill
The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the six months ended June 30, 2020. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1 st
. During the six months ended June 30, 2020 and 2019, the Company did not recognize any impairment charges related to goodwill.
5. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$191,447	$—	$191,447
U.S. government agency bonds	—	20,029	—	20,029

	$—	$211,476	$—	$211,476

Liabilities:
Contingent consideration	$—	$—	$109,550	$109,550

	$—	$—	$109,550	$109,550

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$56,591	$—	$56,591
U.S. government agency bonds	—	104,098	—	104,098

	$—	$160,689	$—	$160,689

Liabilities:
Contingent consideration	$—	$—	$103,655	$103,655

	$—	$—	$103,655	$103,655

During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.
Cash equivalents as of June 30, 2020 and December 31, 2019 consisted of money market funds totaling $191.4 million and $56.6 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of June 30, 2020 and December 31, 2019 consisted of U.S. government agency bonds and were classified as available-for-sale
securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. As of June 30, 2020, the Company’s short-term investments had an amortized cost of $19.5 million, an unrealized gain of $0.5 million and a fair value of $20.0 million. All of these securities have a maturity of one year or less.
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
The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs	Fair Value at
	Projected Year of Payment	June 30, 2020	December 31, 2019
Earnout payments	2026 - 2039	101,570	$96,097
Milestone payments	2026 - 2030	7,980	7,558

		$109,550	$103,655

The discount rate used in the third-party valuation was 13.5% as of June 30, 2020 and December 31, 2019.
The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2019	$103,655
Increase in fair value of contingent consideration	5,895

Balance as of June 30, 2020	$109,550

The
increase
in the fair value of contingent consideration was primarily due to  the time value of money due to the passage of time.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Laboratory equipment	$10,500	$9,044
Computer equipment	893	779
Office equipment	883	883
Leasehold improvements	5,635	5,635
Construction in progress	5,865	3,460

	23,776	19,801
Less: Accumulated depreciation and amortization	(8,622)	(7,262)

	$15,154	$12,539

Depreciation and amortization expense related to property and equipment was $0.7 million
 and
 $0.6 million
 during the three months end
e
d
June 30, 2020

and 2019
, respectively,
and $1.4 million
and $1.1 million during
the six months ended June 30, 2020 and 2019, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019

Accrued employee compensation and benefits	$3,244	$3,547
Accrued external research and development expenses	2,820	1,763
Accrued consultant and professional fees	2,165	1,390
Other	2,897	372

	$11,126	$7,072

Included in other accrued expenses is $2.8 million representing income taxes withheld from exercises of stock options during the three months ended June 30, 2020.
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
The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. As of December 31, 2019, there were 4,829,847 shares of common stock reserved for issuance under the 2018 Plan. On January 1, 2020, the number of shares of common stock that may be issued under the 2018 Plan increased by 2,400,829 shares of common stock. During the six months ended June 30, 2020, a total of 35,233 shares issued under the 2016 Plan have been cancelled and rolled over to the 2018 Plan, such that there are a total of 7,265,909 shares of common stock reserved for issuance under the 2018 Plan as of June 30, 2020. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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
2018 Employee Stock Purchase Plan
On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, by an amount equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. In December 2019, the Board of Directors elected to add no shares of common stock to the 2018 ESPP. As of June 30, 2020, 870,096 shares of common stock were reserved for issuance under this plan and no shares had been issued under the 2018 ESPP.
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
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2019 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,646,378	$8.06	8.42	$3,687
Granted	2,861,118	$8.98
Exercised	(792,460)	$7.36
Forfeited	(220,047)	$7.98

Outstanding as of June 30, 2020	10,494,989	$8.37	8.21	$100,634

Exercisable as of June 30, 2020	4,422,596	$7.94	7.56	$44,150
Vested and expected to vest as of June 30, 2020	10,494,989	$8.37	8.21	$100,634
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019
was $10.7 million and $0.6 million, respectively.

The weighted average grant-date fair value per share of stock options granted was $5.50 and $5.56 during the six months ended June 30, 2020 and 2019, respectively.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.79%	2.42%
Expected term (in years)	6.1	6.0
Expected volatility	68.6%	73.3%
Expected dividend yield	0%	0%
Restricted Common Stock
The following table summarizes the Company’s restricted stock activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2019	34,168	$1.28
Forfeited restricted common stock	—	$—
Vested restricted common stock	(32,477)	$1.28

Unvested restricted common stock outstanding as of June 30, 2020	1,691	$1.28

Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$4,091	$1,284	$5,545	$2,153
General and administrative expenses	1,923	2,265	3,641	3,356

	$6,014	$3,549	$9,186	$5,509

Included in research and development stock-based compensation expense for the three and six months ended June 30, 2020 was $2.4 million related to the modification of options in connection with the resignation of the Company’s former Executive Vice President and Founder (“EVP and Founder”). In connection with this resignation the Company entered into a separation agreement with the EVP and Founder. Under the terms of the separation agreement, vesting of options for the purchase of 176,266 shares of common stock held by the EVP and Founder was accelerated with no change to the exercise price of such options. Stock options for the purchase of 550,278 shares of common stock, representing all of the options held by the  EVP and Founder, will be exercisable for 18 months following his resignation.

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $31.4 million, which is expected to be recognized over a weighted average period of 2.6 years.
9. Income Taxes
The Company recognized an income tax benefit of $0 and $0.5 million during the six months ended June 30, 2020 and 2019, respectively. There was no income tax benefit recognized during the three months ended June 30, 2020 and 2019. The income tax benefits recognized during the six months ended June 30, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
10. Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(36,288)	$(27,832)	$(50,570)	$(61,030)
Denominator:
Weighted average common shares outstanding—basic and diluted	62,282,291	48,749,627	61,145,254	46,866,842
Net loss per share—basic and diluted	$(0.58)	$(0.57)	$(0.83)	$(1.30)

The Company excluded 3,790 shares and 147,914 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended June 30, 2020 and 2019, respectively, because those shares had not vested. The Company excluded 11,149 shares and 172,941 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the six months ended June 30, 2020 and 2019, respectively, because those shares had not vested.
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
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2020	2019
Options to purchase common stock	10,494,989	8,548,660
Unvested restricted common stock	1,691	119,988

	10,496,680	8,668,648

11. Leases
Suite Retention and Development Agreement
In September 2019, the Company entered into a suite retention and development agreement with Albany Molecular Research, Inc. (“AMRI”) under which a series of cleanroom suites will be built at AMRI’s manufacturing facility in accordance with the Company’s objectives (“AMRI Agreement”). The Company will have exclusive use of the space once the build-out
is completed and a certificate of occupancy is obtained. The build-out
is expected to be completed during the third quarter of 2020. The AMRI

Agreement shall continue for
five years
after the
build-out
is completed, and
the Company has the right to extend for an additional three years
. Under the AMRI Agreement, the Company agreed to provide $
6.0
 million to finance the costs of the
build-out
(“Build-Out
Costs”).
In the event the Build-Out Costs exceed $6.0 million, the Company and AMRI will share overage costs equally, up to $11.0 million.
The Company will be responsible for any
Build-Out
Costs exceeding $
11.0
 million. The Company has paid $
10.1
million towards the
Build-Out
Costs, which is included in other long-term assets in the condensed consolidated balance sheets as of June 30, 2020, and paid $
1.2
 million for certain initial deliverables, which is included in prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2020. Beginning with the month following the build-out
completion, the Company will pay monthly fees of $
1.0
 million, which are subject to a
3
% increase on January 1 of each calendar year following the first anniversary of the build-out
completion. The Company has determined this is a lease under ASU No.
 2016-02,
Leases (Topic 842) (“ASC 842”). As of June 30, 2020, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out
and as such, this lease was not included in the
right-of-use
assets or lease liabilities on the Company’s condensed consolidated balance sheet.
12. Commitments and Contingencies
Research, Supply and License Agreements
Roche Master Supply Agreement
The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of June 30, 2020, the Company’s purchase commitments under the agreement totaled $14.0 million, with $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled $1.3 million
 and
$1.0 million
 during the three months ended June 30, 2020

and 2019
, respectively, and
 $2.6 million and $3.5 million during the six months ended June 30, 2020 and 2019, respectively.
MIT Research Agreement
In September 2019, the Company entered into a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for the Company (the “2019 MIT Agreement”). As of June 30, 2020, the Company paid MIT $1.2 million towards the total committed amount. Research and development expenses related to this agreement during the three and six months ended June 30, 2020 were $0.3 million and $0.7 million, respectively. There were no amounts payable by the Company under the agreement as of June 30, 2020. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.
MIT Exclusive Patent License Agreement
The Company is a party to
at least one
exclusive patent license agreement with MIT pursuant to which the Company received an exclusive license under the licensed patent rights to develop, manufacture and commercialize any product containing both (i) any RNA sequences, including mRNA, that encode a protein or peptide suitable for human therapeutic use which may include operably linked non-coding
sequences that facilitate translation of the coding portion of such RNA sequence, but such non-coding
sequences do not include nucleic acids that function through an RNA interface mechanism or transcriptional activation mechanism (the “coding RNA component”), and (ii) products covered by the licensed patent rights (the “lipid products”). A product containing both a coding RNA component and a lipid product is referred to as a “licensed product.” Under the licensed patent rights, the Company is permitted to develop, manufacture and commercialize the licensed products for the delivery of coding RNA components to treat disease in humans.

The Company has the right to grant sublicenses under this license. The patent rights licensed to the Company by MIT include claims that cover certain of
the Company’s customized lipid-based nanoparticles used for delivery of coding RNA components in its MRT platform, including products that may be developed under the Company’s collaboration with Sanofi.
Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid no annual license maintenance fees to MIT during each of the three months ended June 30, 2020 and 2019 and paid $0.2 million during each of the six months ended June 30, 2020 and 2019.
The Company is also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon the Company’s first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on the Company’s, and any of its affiliates’ and sublicensees’, net sales of licensed products. The royalties are payable on a product-by-product
and
country-by-country
basis, and may be reduced in specified circumstances. The Company’s obligation to make royalty payments extends with respect to a licensed product in a country until four years
past

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
Additionally, the Company will be required to pay MIT a portion of the $300.0 million upfront payment from Sanofi and a portion of the 50 percent premium payment in consideration for the common stock purchased by the Investor under the Securities Purchase Agreement

(see Note 14), as well as future option and milestone payments that the Company may receive pursuant to the Second Sanofi Amendment. The amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi (see Notes 3 and 14). The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT.
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

Research and development expenses related to this agreement totaled less than $0.1 million during each of the three months ended June 30, 2020 and 2019 and $0.1 million during each of the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, there were no liabilities recorded by the Company related to this agreement.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2020 and December 31, 2019.
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
s
In connection with a public offering of the Company’s common stock in September 2019, Baupost purchased 5,000,000 shares of the Company’s common stock at a price per share of $10.00 for an aggregate purchase price of $50.0 million.
In connection with a public offering of the Company’s common stock in June 2020, Baupost purchased 500,000 shares of the Company’s common stock at a price per share of $22.00 for an aggregate purchase price of $11.0 million.

14. Subsequent Events
Second Amendment to Sanofi Collaboration and License Agreement
On June 22, 2020, the Company and Sanofi entered into the Second Sanofi Amendment. The Second Sanofi Amendment became effective on July 20, 2020, following early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 by the Federal Trade Commission.
Pursuant to the Second Sanofi Amendment, the Company and Sanofi have agreed to jointly conduct research and development activities to advance mRNA vaccines targeting
up to seven infectious disease pathogens. The parties have agreed to extend
the collaboration
term
until June 2022
(the “Collaboration Term”),
with an option for Sanofi to extend
the Collaboration Term
for one additional year. If Sanofi elects to so extend, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens
, bringing the total to ten pathogens.
In connection with the Second Sanofi Amendment, the Company and Sanofi entered into the Supply Agreement on June 22, 2020, with an effective date of December 20, 2019, for non-clinical
and
clinical
supply of products in the SARS-CoV-2 Licensed Field. Sanofi will pay the Company for the non-clinical and clinical supply at the Company’s cost to manufacture plus a specified markup (see Note 3).
Under the terms of the Second Sanofi Amendment, the Company has agreed to expand the licenses granted under the Original Sanofi Agreement to grant to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogens, with certain specified exceptions.

As a result, the license option in the Original Sanofi Agreement, as amended by the First Sanofi Amendment, under which Sanofi had an option to obtain licenses to two additional pathogens from the Company, has been removed from the Amended Sanofi Agreement.

Pursuant to the Second Sanofi Amendment, the Company and the investor entered into the Securities Purchase Agreement
,
further described below
,
and Sanofi agreed to pay the Company an additional upfront payment of $300.0 million, which was received in
August
 2020. If Sanofi chooses to exercise its option to extend the Collaboration Term for an additional year, Sanofi has agreed to pay the Company an additional $75.0 million. The Amended Sanofi Agreement provides that the Company is eligible to receive aggregate potential payments of up to $1.9 billion upon the achievement of additional specified development, regulatory, manufacturing and commercialization milestones
, which $1.9 billion is inclusive of the fee to exercise the option to extend the Collaboration Term
. In particular, the Company is entitled to receive development, regulatory and sales milestone payments of up to $148.0 million for each Licensed Field, other than the
SARS-CoV-2
Licensed Field, development, regulatory and sales milestone payments of up to $250.0 million in the
SARS-CoV-2
Licensed Field, and
one-time
manufacturing milestone payments of up to $200.0 million. Under the terms of the Second Sanofi Amendment, Sanofi has also agreed to pay the Company royalties on net sales of mRNA vaccines in the
SARS-CoV-2
Licensed Field in accordance with the terms of and at the same high single digits to low teens percentages set forth in the Original Sanofi Agreement, except where such vaccines are provided as a donation or transferred to a third party without any profit margin
, in which case the Company will be paid royalties sufficient to cover its royalty obligations
.
Securities Purchase Agreement
In connection with the execution of the Second Sanofi Amendment, the Investor and the Company also entered into the Securities Purchase Agreement on June 22, 2020 for the sale and issuance of
 4,884,434 shares of common stock (the “Shares”) to the
I
nvestor

at a price of $25.59 per share representing a 50 percent premium to the
20-day
moving average share price prior to signing, for an aggregate purchase price of approximately $125.0 million. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated on
July 20, 2020 (the “SPA Closing Date”).
Pursuant to the terms of the Securities Purchase Agreement, the
I
nvestor agreed not to, without the prior written approval of the Company and subject to specified conditions, directly or indirectly acquire shares of the Company’s outstanding common stock, make a tender, exchange, or other offer to acquire shares of the Company’s outstanding common stock, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company (the “Standstill Restrictions”). Further, the
I
nvestor agreed not to, and to cause its affiliates not to, sell or transfer the Shares without the prior written approval of the Company subject to specified conditions (the
“Lock-Up
Restrictions”). The Standstill Restrictions terminate 12 months after the SPA Closing Date. The
Lock-Up
Restrictions terminate 18 months from the SPA Closing Date.
Registration Rights Agreement
Upon the closing of the Securities Purchase Agreement on July 20, 2020, the
I
nvestor and the Company entered into a registration rights agreement (the “Registration Rights Agreement”) providing the
I
nvestor with certain registration rights with respect to the Shares.
Pursuant to the Registration Rights Agreement, the Company agreed to provide the
I
nvestor with certain registration rights (the “Registration Rights”) such that, promptly, but no later than August 19, 2020, the Company agreed to prepare and file with the SEC a registration statement covering the resale of the Shares (the “Sanofi Registration Statement”). The Company has agreed to use commercially reasonable efforts to keep such Sanofi Registration Statement effective until the date on which all Shares (i) are sold pursuant to a Registration Statement or Rule 144 under the Securities Act or (ii) may be sold without restriction pursuant to Rule 144 under the Securities Act. The Company will be responsible for specified fees and expenses incurred in connection with the registration of the Investor’s Shares for resale. The Registration Rights Agreement contained customary indemnification rights in connection with the Sanofi Registration Statement.

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
COVID-19
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
Overview
We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe that the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe that our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect, with the potential to transform life-threatening illnesses into manageable chronic conditions. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. We are also pursuing the applicability of our MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A. We believe our technology is applicable to a broad range of diseases, including diseases that affect the liver. Additionally, our MRT platform may be applied to produce various classes of treatments, such as therapeutic antibodies for infectious diseases and other diseases.
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
We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. Percent predicted forced expiratory volume in one second, or ppFEV
1
, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial. In April 2019, we completed dosing of patients in the single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose
levels with no serious adverse

events reported at any dose level. Marked increases in ppFEV
1
were observed after a single dose of MRT5005, primarily at the mid-dose
level. Based on the analysis of the interim results, we have amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose, or MAD, portion of this trial. We began dosing patients in the MAD portion of this trial in early 2019. In April 2020, we announced that enrollment and dosing have been paused in the ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the coronavirus disease, or
COVID-19,
pandemic. We and the clinical trial sites are assessing the potential for patients to safely return to the clinic for study enrollment and dosing. At this time we are unable to predict the timing for reporting data.
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
Additionally, we intend to leverage the broad applicability of our platform through a collaboration with Sanofi to develop infectious disease vaccines using our mRNA technology. Under the collaboration, we will jointly conduct research and development activities to advance vaccines
targeting
up to seven infectious disease pathogens. As part of the ongoing vaccine development program, comprehensive in vivo
studies have been conducted across several infectious disease targets. Multiple development candidates were evaluated against distinct pathogens, all of which were well tolerated across all species tested. Multiple antigens were tested with all demonstrating robust neutralization titers. Two of the target pathogens under development are a novel strain of coronavirus
named
SARS-CoV-2
(severe acute respiratory syndrome 2), which causes
COVID-19,
and influenza. Multiple
COVID-19
vaccine candidates are being evaluated
in vivo
for immunogenicity and neutralizing antibody activity to support lead candidate selection with the goal to initiate a first-in-human
clinical trial in the fourth quarter of 2020. Assuming an accelerated development pathway due to the
COVID-19
pandemic and successful completion of clinical studies demonstrating safety and efficacy, earliest approval of a vaccine from this program could occur in the second half of 2021. For information on risks related to our successful development of a vaccine against
COVID-19,
please see Part II, Item 1A – “Risk Factors – Risks Related to
COVID-19,”
included elsewhere in this Quarterly Report on Form
10-Q.
Additionally, we are conducting preclinical studies with a lead candidate for influenza from our vaccine programs to support an anticipated investigational new drug, or IND, filing with clinical trial initiation anticipated
mid-year
2021. Preclinical studies are ongoing for targets against additional viral and bacterial pathogens.
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
Since our inception in 2011, we have devoted substantially all of our focus and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. Through June 30, 2020, we have funded our operations primarily through sales of equity securities and research and collaboration agreements and we have received proceeds of approximately $629.1 million from such transactions.
In July 2019, we entered into an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million. On March 13, 2020, we amended the Sales Agreement to increase the aggregate dollar amount of shares of common stock that may be sold pursuant to the Sales Agreement from $50.0 million to $100.0 million, which became effective when our universal shelf registration statement on Form
S-3
(File
No. 333-237159),
or the 2020 Shelf, was declared effective. As of June 30, 2020, we have issued and sold an aggregate of 2,863,163 shares of our common stock pursuant to the Sales Agreement, resulting in gross proceeds of

$37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
On June 30, 2020, we issued and sold 5,681,819 shares of our common stock through a public offering under a Registration Statement on Form
S-ASR,
which became automatically effective on June 24, 2020, at a price per share of $22.00, resulting in gross proceeds of $125.0 million, before deducting underwriting discounts and commissions of $7.5 million and other offering expenses of $0.5 million.
Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $36.3 million and $27.8 million for the three months ended June 30, 2020 and 2019, respectively, and $50.6 million and $61.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $410.1 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing
or acquisition of additional product candidates.
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
As of June 30, 2020, we had cash, cash equivalents and short-term investments of $292.2 million. We believe that our existing cash, cash equivalents and short-term investments, together with the upfront payment of $300.0 million from Sanofi under an amendment to our collaboration and license agreement, as further described below, and the aggregate purchase price of approximately $125.0 million from Sanofi, a French corporation, an affiliate of Sanofi, or the Investor, under a securities purchase agreement, as further described below, both received as of August 6,
2020, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 36 months.
Sanofi Pasteur Collaboration and Licensing Agreement
In 2018, we entered into a collaboration and license agreement with Sanofi, or the Original Sanofi Agreement, to develop mRNA vaccines for up to five infectious disease pathogens, or the Licensed Fields. On March 26, 2020, we and Sanofi amended the Original Sanofi Agreement, or the First Sanofi Amendment, to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. On June 22, 2020, we and Sanofi agreed to further amend the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi, or the Second Sanofi Amendment, which closed on July 20, 2020, the effective date. The Original Sanofi Agreement, as amended by the First Sanofi Amendment and the Second Sanofi Amendment, is referred to as the Amended Sanofi Agreement.
Pursuant to the Amended Sanofi Agreement, we and Sanofi have agreed to jointly conduct research and development activities to advance mRNA vaccines targeting
 up to seven infectious disease pathogens. The term of the collaboration expires in June 2022, with an option for Sanofi to extend for one additional year. If Sanofi elects to so extend, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens
, bringing the total to ten pathogens.
Under the terms of the Amended Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogens, with certain specified exceptions.

Pursuant to the Second Sanofi Amendment, Sanofi agreed to pay us an additional upfront payment of $300.0 million, which was received in August 2020. Additionally, in connection with the execution of the Second Sanofi Amendment, we and the Investor entered into a securities purchase agreement, or the Securities Purchase Agreement, for the sale and issuance
of 4,884,434 shares of our common stock at a price of $25.59 per share representing a 50 percent premium to the
20-day
moving average share price prior to signing, for an aggregate purchase price of approximately $125.0 million, which was received in July 2020. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated on July 20, 2020.
Business Impact of the
COVID-19
Pandemic
The outbreak of
SARS-CoV-2
has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. While we have progressed certain of our preclinical programs, specifically in therapeutics for pulmonary diseases and in vaccine development under our collaboration with Sanofi, as further discussed above, enrollment and dosing has been paused in our Phase 1/2 clinical trial in patients with CF as a consequence of the response to the
COVID-19
pandemic. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19,
the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19
and the economic impact on local, regional, national and international markets. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information on risks posed by the
COVID-19
pandemic, please see Part II, Item 1A – “Risk Factors – Risks Related to
COVID-19,”
included elsewhere in this Quarterly Report on Form
10-Q.
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

•	laboratory supplies;

•	facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance;

•	costs to fulfill our obligations under our collaboration with Sanofi;

•	costs related to compliance with regulatory requirements; and

•	payments made under third-party licensing agreements.
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

The table below summarizes our direct research and development expenses incurred by program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Vaccine program	$9,387	$288	$11,976	$545
MRT5005 program	3,350	5,263	9,444	11,884
Discovery program	2,033	1,500	5,807	3,543
MRT5201 program	—	2,217	—	4,087
Oligonucleotide program	—	62	—	95
Unallocated research and development expenses	14,232	7,295	23,215	13,894

Total research and development expenses	$29,002	$16,625	$50,442	$34,048

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
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities, including delays resulting from the COVID-19 pandemic;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with IND enabling studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	the success of our collaboration with Sanofi;

•	our ability to establish new licensing or collaboration arrangements;

•	the performance of our future collaborators, if any;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.
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
Income Taxes
We recognized an income tax benefit of $0 and $0.5 million during the six months ended June 30, 2020 and 2019, respectively. There was no income tax benefit recognized during the three months ended June 30, 2020 and 2019. The income tax benefits recognized during the six months ended June 30, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$16,319	$1,174	$15,145
Operating expenses:
Research and development	29,002	16,625	12,377
General and administrative	8,601	7,850	751
Change in fair value of contingent consideration	15,347	4,889	10,458

Total operating expenses	52,950	29,364	23,586

Loss from operations	(36,631)	(28,190)	(8,441)
Interest income	343	358	(15)

Loss before benefit from income taxes	(36,288)	(27,832)	(8,456)
Benefit from income taxes	—	—	—

Net loss	$(36,288)	$(27,832)	$(8,456)

Collaboration Revenue
Collaboration revenue was $16.3 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, which was derived from the Sanofi collaboration. The increase of $15.1 million was related to increased activities for the vaccine program in the three months ended June 30, 2020 compared to the same period in 2019.
Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct external research and development expenses by program:
Vaccine program	$9,387	$288	$9,099
MRT5005 program	3,350	5,263	(1,913)
Discovery program	2,033	1,500	533
MRT5201 program	—	2,217	(2,217)
Oligonucleotide program	—	62	(62)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,791	4,701	4,090
Other	5,441	2,594	2,847

Total research and development expenses	$29,002	$16,625	$12,377

Research and development expenses were $29.0 million for the three months ended June 30, 2020, compared to $16.6 million for the three months ended June 30, 2019. The increase of $12.4 million was primarily due to continued development of our vaccine and discovery programs as well as an increase in personnel-related costs, partially offset by a decrease in our MRT5201 and MRT5005 programs.
Direct external expenses of our vaccine program increased by $9.1 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to increased costs related to the increased activities of the vaccine program.
Direct external expenses of our MRT5005 program decreased by $1.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to decreased manufacturing costs and clinical trial costs. Expenses incurred in the three months ended June 30, 2019 related to manufacturing costs in preparation of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, for which there were no comparable manufacturing expenses in the same period in 2020. The decrease in clinical trial costs was due to a pause in enrollment and dosing in our ongoing Phase 1/2 clinical trial in patients with CF, as a consequence of the response to the
COVID-19
pandemic.

Direct external expenses of our discovery program increased by $0.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases, such as PCD, IPF and PAH.
Direct external expenses of our MRT5201 program decreased by $2.2 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the decision in 2019 to discontinue development of this program.
Unallocated research and development expenses increased by $6.9 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase of $4.1 million in personnel-related costs was primarily related to an increase in stock-based compensation due to a stock option modification in the three months ended June 30, 2020 as well as an increase in headcount in the three months ended June 30, 2020 compared to the same period in 2019. The increase of $2.8 million in other unallocated research and development expenses was primarily due to an increase of $3.3 million in amortization expense related to the definite-lived MRT intangible asset, partially offset by a decrease of $0.4 million in professional fees.
General and Administrative Expenses
General and administrative expenses were $8.6 million for the three months ended June 30, 2020, compared to $7.9 million for the three months ended June 30, 2019. The increase of $0.8 million was primarily due to an increase in legal fees.
Change in Fair Value of Contingent Consideration
During the three months ended June 30, 2020 and 2019, we recognized operating expenses of $
15.
3 million and $4.9 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The expense recognized during the three months ended June 30, 2020 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. This increase was primarily due to the time value of money due to the passage of time and a decrease in the discount rate.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$20,974	$2,648	$18,326
Operating expenses:
Research and development	50,442	34,048	16,394
General and administrative	16,060	14,403	1,657
Change in fair value of contingent consideration	5,895	16,591	(10,696)
Total operating expenses	72,397	65,042	7,355

Loss from operations	(51,423)	(62,394)	10,971
Interest income	853	878	(25)

Loss before benefit from income taxes	(50,570)	(61,516)	10,946
Benefit from income taxes	—	486	(486)

Net loss	$(50,570)	$(61,030)	$10,460

Collaboration Revenue
Collaboration revenue was $21.0 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively, which was derived from the Sanofi collaboration. The increase of $18.3 million was related to increased activities for the vaccine program in the six months ended June 30, 2020 compared to the same period in 2019.

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct external research and development expenses by program:
Vaccine program	$11,976	$545	$11,431
MRT5005 program	9,444	11,884	(2,440)
Discovery program	5,807	3,543	2,264
MRT5201 program	—	4,087	(4,087)
Oligonucleotide program	—	95	(95)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	14,777	8,986	5,791
Other	8,438	4,908	3,530

Total research and development expenses	$50,442	$34,048	$16,394

Research and development expenses were $50.4 million for the six months ended June 30, 2020, compared to $34.0 million for the six months ended June 30, 2019. The increase of $16.4 million was primarily due to continued development of our vaccine and discovery programs as well as an increase in personnel-related costs, partially offset by a decrease in our MRT5201 and MRT5005 programs.
Direct external expenses of our vaccine program increased by $11.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increased costs related to the increased activities of the vaccine program.
Direct external expenses of our MRT5005 program decreased by $2.4 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to decreased manufacturing costs and clinical trial costs. Expenses incurred in the six months ended June 30, 2019 related to manufacturing costs in preparation of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, for which there were no comparable manufacturing expenses in the same period in 2020. The decrease in clinical trial costs is due to a pause in enrollment and dosing in our ongoing Phase 1/2 clinical trial in patients with CF, as a consequence of the response to the
COVID-19
pandemic.
Direct external expenses of our discovery program increased by $2.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases, such as PCD, IPF and PAH.
Direct external expenses of our MRT5201 program decreased by $4.1 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the decision in 2019 to discontinue development of this program.
Unallocated research and development expenses increased by $9.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase of $5.8 million in personnel-related costs was primarily related to an increase in stock-based compensation due to a stock option modification in the six months ended June 30, 2020 as well as an increase in headcount in the six months ended June 30, 2020 compared to the same period in 2019. The increase of $3.5 million in other unallocated research and development expenses was primarily due to an increase in amortization expense related to the definite-lived MRT intangible asset.
General and Administrative Expenses
General and administrative expenses were $16.1 million for the six months ended June 30, 2020, compared to $14.4 million for the six months ended June 30, 2019. The increase of $1.7 million was due to an increase of $0.8 million in legal fees and an increase of $0.6 million in personnel-related costs primarily due to an increase in stock-based compensation expense.
Change in Fair Value of Contingent Consideration
During the six months ended June 30, 2020 and 2019, we recognized operating expenses
of $
5.9
 million and $16.6 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations and, prior to the IPO, anti-dilution rights with respect to common stock issued to Shire. The expense
recognized during the six months ended June 30, 2020 was attributed primarily to an increase
in the fair value of the contingent consideration liability for future earnout payments that could become due.
This increase was primarily due to
the time value of money due to the passage of time.

Benefit from Income Taxes
During the six months ended June 30, 2020 and 2019, we recognized an income tax benefit of $0 and $0.5 million, respectively. The income tax benefit recognized during the six months ended June 30, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
Liquidity and Capital Resources
Since our inception through June 30, 2020, we have not generated any revenue from product sales, have generated only limited revenue from the Original Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “—Funding Requirements” and Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q
for a further discussion of our liquidity.
Through June 30, 2020, we have funded our operations primarily through sales of equity securities and research and collaboration agreements and we have received proceeds of approximately $629.1 million from such transactions.
In July 2019, we filed a universal shelf registration statement on Form
S-3
with the SEC, or the 2019 Shelf, to register for sale from time to time up to $250.0 million of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings, which became effective on July 19, 2019 (File
No. 333-232543).
In July 2019, we entered into an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $50.0 million.
On March 13, 2020, we filed a universal shelf registration statement on Form
S-3
with the SEC, or the 2020 Shelf, to register for sale from time to time up to $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units in one of more offerings (File
No. 333-237159).
This registration statement was declared effective on May 4, 2020. Upon the effectiveness of the 2020 Shelf, we deregistered the 2019 Shelf and no more sales may be made pursuant to the 2019 Shelf. On March 13, 2020, we entered into Amendment No. 1 to the Open Market Sale Agreement
SM
with Jefferies, which increased the aggregate dollar amount of shares of common stock that we may issue and sell pursuant to the Sales Agreement from $50.0 million to $100.0 million, which became effective when the 2020 Shelf was declared effective.
Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. As of June 30, 2020, we have issued and sold an aggregate of 2,862,163 shares of our common stock, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
On June 24, 2020, we filed a registration statement on Form
S-3ASR,
which became automatically effective upon filing with the SEC (File
No. 333-239405),
referred to as the June 2020 Registration Statement. The June 2020 Registration Statement registered for sale from time to time common stock, preferred stock, debt securities, warrants and/or units in one or more offerings. On June 30, 2020, we issued and sold 5,681,819 shares of common stock and a stockholder sold 6,824,992 shares of common stock through a public offering pursuant to the June 2020 Registration Statement. The price to the public was $22.00 per share, resulting in gross proceeds to us of $125.0 million, before deducting underwriting discounts and commissions of $7.5 million and other offering expenses of $0.5 million. We did not receive any proceeds from the sales of shares of common stock by the stockholder.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(51,489)	$(41,445)
Net cash provided by investing activities	79,422	15,525
Net cash provided by financing activities	159,680	45,550

Net increase in cash, cash equivalents and restricted cash	$187,613	$19,630

Operating Activities
During the six months ended June 30, 2020, operating activities used $51.5 million of cash, resulting from our net loss of $
50.6
 million and net cash used in changes in our operating assets and liabilities of $21.6 million, partially offset by net non-cash charges of $
20.7
 million. Net cash used in changes in our operating assets and liabilities consisted of a $10.5 million increase in collaboration receivables, a $6.4 million decrease in deferred revenue, a $5.9 million increase in prepaid expenses and other assets and a $2.8 million decrease in accounts payable, partially offset by a $4.0 million increase in accrued expenses. Net non-cash charges for the six months ended June 30, 2020 primarily consisted of a $9.2 million charge to stock-based compensation expense
,
a $5.
9
 million
increase
in the change in the fair value of contingent consideration which was primarily due to the time value of money due to the passage of time and a $5.6 million charge for depreciation and amortization expense
.
During the six months ended June 30, 2019, operating activities used $41.4 million of cash, resulting from our net loss of $61.0 million and net cash used in changes in our operating assets and liabilities of $4.0 million, partially offset by net non-cash
charges of $23.6 million. Net cash used in changes in our operating assets and liabilities consisted of a $1.9 million decrease in accounts payable and a $1.8 million increase in prepaid expenses and other assets. Net non-cash
charges for the six months ended June 30, 2019 primarily consisted of a $16.6 million increase in the change in the fair value of contingent consideration which was primarily due to the continued progress of MRT5005 and MRT5201, the time value of money due to the passage of time and a decrease in the discount rate.
Investing Activities
During the six months ended June 30, 2020, net cash provided by investing activities was $79.4 million, consisting of $111.3 million of sales and maturities of short-term investments, partially offset by $27.4 million of purchases of short-term investments and $4.4 million of purchases of property and equipment.
During the six months ended June 30, 2019, investing activities provided $15.5 million of cash, consisting of $55.8 million of sales and maturities of short-term investments, partially offset by $38.4 million of purchases of short-term investments and $1.8 million of purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $159.7 million, consisting of net cash proceeds of $153.8 million from public offerings of our common stock and $5.8 million in proceeds from option exercises.
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

Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue ongoing and initiate new clinical trials of and seek marketing approval for our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•	continue the clinical development of MRT5005;

•	continue the development of mRNA vaccine candidates against infectious diseases;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

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
We believe that our existing cash, cash equivalents and short-term investments of $292.2 million as of June 30, 2020, together with the upfront payment of $300.0 million from Sanofi under the Amended Sanofi Agreement and the aggregate purchase price of approximately $125.0 million from the Investor under the Securities Purchase Agreement, both received as of August 6,
2020, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 36 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
During the six months ended June 30, 2020, there were no material changes to our contractual obligations and commitments as of December 31, 2019 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report with the exception of the commitments as described below.
On March 26, 2020, we and Sanofi entered into the First Sanofi Amendment to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. Pursuant to the First Sanofi Amendment, we and Sanofi agreed that no upfront fee is payable by Sanofi to us with respect to the addition of
SARS-CoV-2
as a Licensed Field. We and Sanofi also agreed that certain provisions of the Original Sanofi Agreement, including provisions related to milestone payments, royalties and royalty reductions, shall not apply to vaccine products for the prevention, treatment or cure of
SARS-CoV-2
that are purchased by a governmental authority while
SARS-CoV-2
is a declared pandemic. We and Sanofi agreed to negotiate in good faith the royalty terms applicable to such products, which terms shall reflect the economic conditions applicable to commercializing such products and shall not exceed the royalty terms for the existing Licensed Fields. On June 22, 2020, we and Sanofi entered into the Second Sanofi Amendment, which further amends the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi, which became effective on July 20, 2020.
In connection with the execution of the Second Sanofi Amendment, we and Sanofi also entered into the Supply Agreement with an effective date of December 20, 2019, governing the terms of the supply of products by us to Sanofi. Pursuant to the Supply Agreement, we have agreed to use commercially reasonable efforts to manufacture and supply Sanofi with non-clinical
and clinical supply of products and other research materials in certain Licensed Fields, as set forth in the Second Sanofi Amendment.
Under our license agreement with MIT, we are obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon our first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products. As a result of the Amended Sanofi Agreement, we will be required to pay MIT a portion of the $300.0 million upfront payment and a portion of the 50 percent premium payment in consideration for the common stock purchased under the Securities Purchase Agreement as well as future option and milestone payments that we may receive pursuant to the Second Sanofi Amendment. The amounts that we may owe to MIT will depend upon the relative value of the patents we licensed from MIT and sublicensed to Sanofi as compared to the other rights that we licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in our license agreement with MIT.
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
On June 30, 2020, the market value of our stock held by
non-affiliates
was greater than $700 million. As a result, we will cease being an emerging growth company and a smaller reporting company effective December 31, 2020 and will no longer be able to take advantage of the various reporting and other exemptions available to emerging growth companies as of such date. As of the date we file our first Quarterly Report on
Form 10-Q
following December 31, 2020, we will no longer be able to take advantage of the various reporting and other exemptions available to smaller reporting companies.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial of MRT5005 in patients with CF as a consequence of the response to the
COVID-19
pandemic. We and the clinical trial sites are assessing the potential of patients to safely return to the clinic for study enrollment and dosing. At this time we are unable to predict the timing for reporting data. Further, in response to the
COVID-19
pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that most of our employees work remotely. In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. The
COVID-19
pandemic may further delay or otherwise adversely affect our clinical development activities as a result of many factors, including:

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

•
the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials for MRT5005 and other research and manufacturing activities, and limit the amount of clinical data we will be able to report;

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

Any negative impact that the
COVID-19
pandemic has on recruiting or retaining patients in our clinical trials for MRT5005, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.
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
The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact any future plans to raise capital and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.
We and Sanofi may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against
SARS-CoV-2,
the virus responsible for
COVID-19.
In 2018, we entered into a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using our mRNA technology. In March 2020, we and Sanofi amended this collaboration to include mRNA vaccines against SARS-CoV-2, the virus responsible for COVID-19, as an additional infectious disease pathogen and in July 2020, we and Sanofi
further expanded our collaboration to develop mRNA vaccines for additional
infectious diseases. Pursuant to the amended collaboration, we are leveraging our mRNA platform and Sanofi’s vaccine expertise to develop mRNA vaccines for infectious diseases, which includes a
goal of discovering, developing and advancing rapidly into the clinic a SARS-CoV-2 vaccine candidate.
Although to date we have evaluated multiple
COVID-19
vaccine candidates
in vivo
for immunogenicity and neutralizing antibody activity to support lead candidate selection, and we believe that we have the potential to advance a vaccine into the clinic by the fourth quarter of 2020, our development of a
SARS-CoV-2
vaccine candidate is still in its early stages, and we may be unable to produce a vaccine candidate that is safe and successfully prevents
COVID-19
in a timely manner, if at all. In order to obtain regulatory approval to market a new biological product such as a
SARS-CoV-2
vaccine, we must demonstrate proof of safety, purity and potency in humans. To satisfy these requirements, we will have to conduct one or more adequate and well-controlled clinical trials. Before we can commence clinical trials for a
SARS-CoV-2
vaccine candidate, we must complete extensive preclinical testing and studies that support applicable regulatory approval to begin clinical trials. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if any applicable regulatory bodies will accept our proposed clinical program or if the outcome of our preclinical testing and studies will ultimately support the further development of a
SARS-CoV-2
vaccine candidate. As a result, we cannot be sure that we will be able to advance a
SARS-CoV-2
vaccine candidate into clinical trials on the timeline we expect, if at all, and we cannot be sure that applicable regulatory authorities will allow clinical trials to begin. Moreover, even if we do initiate clinical trials for a
SARS-CoV-2
vaccine candidate, our development efforts may not be successful, and clinical trials that we conduct may not demonstrate sufficient safety, purity and potency necessary to obtain the requisite regulatory approvals for any
SARS-CoV-2
vaccine.
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
Further, while the U.S. Food and Drug Administration, or FDA, and other regulatory authorities have authority to expedite review and approval of various products, including vaccines, it is unclear how the FDA or
such
other
authorities will exercise these powers with respect to our vaccine candidate, if at all. For example, the FDA possesses authority to issue Emergency Use Authorizations, or EUAs, allowing for the manufacture, research and distribution of drugs, biologics and medical devices that have not been approved or licensed by the agency under the standard requirements that typically govern the development of new medical products. The extent to which the FDA relies on the EUA process, or other expedited regulatory mechanisms for the study and review of vaccine candidates, remains unclear and will be subject to a number of different factors. As a result, even if our vaccine candidate shows promising results in preclinical and clinical studies, its approval under an EUA or expedited licensing processes is not assured and the need for authorization from the FDA may result in delays.
If the COVID-19 pandemic is effectively contained or the risk of SARS-CoV-2 infection is diminished or eliminated before we can successfully develop and manufacture an mRNA vaccine against SARS-CoV-2, Sanofi could de-prioritize its support for the joint development of such a vaccine. We are also committing financial resources and personnel to the development of an mRNA vaccine against SARS-CoV-2, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, there are numerous efforts currently underway by other parties and collaborations to develop a vaccine for COVID-19, and another party may be successful in producing a safe or efficacious vaccine or other treatment for the disease before we can complete clinical development
, and, in that case, SARS-CoV-2 would be effectively contained before we are able to receive authorization for vaccine candidate.
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
To date, we have produced multiple mRNA constructs and have established 100 gram single-batch production with our clinical-stage mRNA therapeutics platform. Build-out is underway of dedicated manufacturing space through a contract manufacturing partner, which has the potential to accommodate multiple 250-gram batches per month upon continued investments and third-party supplier arrangements. As it relates to development of a
SARS-CoV-2
vaccine, depending on the final human
SARS-CoV-2
vaccine dose, we estimate that we could have manufacturing capacity to produce 90-360 million doses annually by the first half of 2021. However, the manufacture of mRNA-based therapeutics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We may face difficulties in production of one or more SARS-CoV-2 vaccine candidates, including scaling up and validating production, potential shortages of raw materials, a failure by our contract manufacturer to comply with guidelines, specifications and regulations necessary for the manufacture of any vaccine candidate we seek to manufacture, and other disruptions relating to the manufacture of any potential SARS-CoV-2 vaccine candidates.

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
Our net losses were $
50.6
 million and $113.3 million for the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $
410.1 million.
 We have funded our operations to date primarily through sales of equity securities and research and collaboration agreements. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the clinical development of MRT5005;

•	continue the development of mRNA vaccine candidates against infectious diseases;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

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
We believe that our existing cash, cash equivalents and short-term investments of $292.2 million as of June 30, 2020, together with the upfront payment of $300.0 million from Sanofi under the Second Sanofi Amendment and the aggregate purchase price of approximately $125.0 million from the Investor under the Securities Purchase Agreement, both received as of August 6,
2020, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 36 months. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.
Our estimates regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash, cash equivalents and short-term investments are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the impacts of the COVID-19 pandemic and our response to it;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the success of our collaboration with Sanofi;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;

•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

•	the cost and timing of hiring new employees to support our continued growth;

•	costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.
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
MRT Product; provided that such milestone payments will only be due once for any two non-CF
MRT Products that contain the same MRT compounds, or once for non-CF
MRT Products that are mRNA vaccines in certain Licensed Fields under the Amended Sanofi Agreement. Under the Shire Agreement, we are also obligated to pay a fixed, quarterly earnout payment of a mid-single-digit
percentage of net sales of each MRT Product. The earnout period will begin on the date of the first commercial sale of MRT Products and will end, on a product-by-product
and
country-by-country
basis, on the later of (1) the expiration of the last valid claim of the assigned patents covering the manufacture, use or composition of such product in such country of the applicable MRT Product and (2) 10 years after the first commercial sale of the MRT Product in such country. If these payments become due under the terms of the Shire Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. If a combination MRT Product that is a vaccine is sold, in certain circumstances, we would be obligated to pay Shire a royalty on a minimum portion of net sales.

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
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
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
Regulatory guidance under the Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the
COVID-19
pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the FFCR Act or the CARES Act.

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
We do not currently have products approved for sale and are investing a significant portion of our efforts and financial resources in the development of MRT5005. In April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the
COVID-19
pandemic. We and the clinical trial sites are assessing the potential for patients to safely return to the clinic for study enrollment and dosing. At this time we are unable to predict the timing for reporting data. We expect that the
COVID-19
pandemic will continue to impact our clinical trials as described above in “Risks Related to the
COVID-19
Pandemic.” Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop and obtain marketing approval for, and successfully commercialize, MRT5005.
The success of MRT5005 will depend on several factors, including the following:

•	successful resumption of patient enrollment in and completion of clinical trials;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or other regulatory authorities for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment and maintenance of arrangements with third-party manufacturers for both clinical and any future commercial manufacturing;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by hospitals, the patient community, the medical community and third-party payors;

•	the availability of coverage and adequate reimbursement from third-party payors;

•	the performance of our future collaborators, if any; and

•	our ability to compete with other therapies.
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
Before obtaining marketing approval for our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that our clinical trials, such as the planned Phase 1 trial for a
COVID-19
vaccine candidate and our Phase 1/2 clinical trial of MRT5005 in patients with CF, will be conducted as planned, completed on schedule, if at all, or yield positive results. For example, in April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the
COVID-19
pandemic. We and the clinical trial sites are assessing the potential for patients to safely return to the clinic for study enrollment and dosing. At this time we are unable to predict the timing for reporting data. We expect that the
COVID-19
pandemic will continue to impact our clinical trials as described above in “Risks Related to the
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

•
imposition of a clinical hold by regulatory authorities, including upon submission of an IND, or as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;

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
Identifying, qualifying and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. We depend on Sanofi to design and conduct clinical trials for our vaccine candidates. As a result, we may not control the manner or time schedule in which these clinical trials are conducted, which may negatively impact our business operations. In addition, we anticipate
competition
recruiting
patients for
any potential future clinical trials to test a
COVID-19 vaccine as many other companies are conducting
or plan to conduct
similar trials. In contrast, because our clinical trial of MRT5005 is focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Many CF clinical trial sites place importance on the review, ranking and sanctioning of CF patient advocacy groups. If CF patient advocacy groups do not timely sanction or highly rate our clinical trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials.

In April 2020, we announced that enrollment and dosing have been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the response to the
COVID-19
pandemic. Even when enrollment and dosing of patients in this trial resume, we may encounter slower than expected enrollment or dosing delays due to the CF patient population, or CF advocacy groups may provide additional guidance for the safety of the CF population, which may delay the trial. We and the clinical trial sites are assessing the potential for patients to safely return to the clinic for study enrollment and dosing. At this time we are unable to predict the timing for reporting data. We expect that the
COVID-19
pandemic will continue to impact our clinical trial of MRT5005 as described above in “Risks Related to the
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
Additionally, because we have limited financial and managerial resources, we may forego or delay pursuit of opportunities for certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, we currently intend to focus our capital resources primarily on the clinical development of MRT5005 and the development of vaccines.
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
If our product candidates or proposed delivery modes are associated with undesirable side effects or have unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or raise other safety issues that delayed or prevented further development of the compound. Further, given the relatively small patient populations for which we are developing our MRT5005, we expect to have to evaluate long-term exposure to establish the safety and tolerability of this product candidate in a chronic dose setting. The adverse effects from long-term exposure, as well as exposure in general, to our product candidates are unknown because they are a new class of therapeutics that have not previously been evaluated in a clinical trial. The risk of adverse or undesirable side effects therefore remains a significant concern, and we cannot assure you that these or other risks will not occur in any of our current or future clinical trials of MRT5005 or other product candidates that we may develop.
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
Our other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie Inc., Corbus Pharmaceuticals, Inc., Eloxx Pharmaceuticals Ltd, and Proteostasis Therapeutics, Inc.
Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: Arcturus Therapeutics Holdings Inc., CRISPR Therapeutics AG and Moderna, Inc.
Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, Sanofi, Pfizer, Inc., Johnson & Johnson and AstraZeneca plc, among others, compete in the vaccine market. Although there is no approved vaccine against
COVID-19
on the market, competition to find a vaccine for
COVID-19
is intense, and moving rapidly. We are aware of several companies, such as Moderna, Inc., Novavax, Inc., BioNTech SE, and Pfizer, Inc., as well as others, that have already commenced clinical trials of a vaccine against
COVID-19,
and there will likely be significant and consistent competition as these active programs mature.
Risks Related to Dependence on Third Parties
We have an existing collaboration with Sanofi and we are highly dependent on the efforts of Sanofi to advance our vaccine development program, including the vaccine against
SARS-CoV-2.
If our collaboration with Sanofi is not successful, our business could be adversely affected.
We currently have a collaboration and license agreement with Sanofi to develop mRNA vaccines for infectious disease pathogens, including
SARS-CoV-2.
Sanofi may not be successful in its efforts to develop or commercialize our vaccine candidates, which could adversely affect our business. In addition, Sanofi could decide not to pursue or prioritize our vaccine candidates, or disputes may arise over certain obligations, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.
We have limited control over the amount and timing of resources that Sanofi dedicates to the development or commercialization of our vaccine candidates. Our ability to generate revenue from our arrangement with Sanofi will depend on Sanofi’s ability to successfully perform the functions assigned to Sanofi.
Our collaboration with Sanofi may pose several risks, including the following:

•	Sanofi has significant discretion in determining the efforts and resources that it will apply to these our collaboration;

•	Sanofi may not perform its obligations as expected;

•	The clinical trials conducted as part of our collaboration with Sanofi may not be successful;

•
Sanofi may not pursue development and/or commercialization of any vaccine candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in Sanofi’s strategic focus or available funding or external factors, such as an acquisition, that divert resources or create competing priorities;

•
Sanofi has final decision-making authority for conducting clinical trials, and this may result in Sanofi delaying clinical trials, providing insufficient funding for clinical trials, stopping a clinical trial or abandoning a vaccine candidate, repeating or conducting new clinical trials or requiring a new formulation of a vaccine candidate for clinical testing;

•
We may not have access to, or may be restricted from disclosing, certain information regarding vaccine candidates being developed or commercialized under our collaboration with Sanofi and, consequently, may have limited ability to inform our stockholders about the status of such vaccine candidates;

•
Sanofi has an existing collaboration with GlaxoSmithKline plc to develop a
SARS-CoV-2
vaccine candidate that could compete with the
SARS-CoV-2
vaccine candidate that we develop with Sanofi, and Sanofi could further independently develop, or develop with third parties, products that compete directly or indirectly with any of our vaccine candidates if Sanofi believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•
Sanofi may view vaccine candidates developed in collaboration with us as competitive with their own product candidates or products, which may cause Sanofi to cease to devote resources to the commercialization of our vaccine candidates;

•	Sanofi may not commit sufficient resources to the marketing and distribution of any such of our vaccine candidates that achieve regulatory approval;

•
Disagreements with Sanofi, including disagreements over proprietary rights, contract interpretation or the preferred course of development of any of our vaccine candidates, may cause delays or termination of the research, development, manufacture or commercialization of such vaccine candidates, may lead to additional responsibilities for us with respect to such vaccine candidates or may result in litigation or arbitration, any of which would be time-consuming and expensive. Moreover, in certain circumstances, there could be a misalignment between our contractual obligations to Sanofi and any upstream contractual obligations we may owe to our licensors or other third parties;

•
Sanofi may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation. For example, Sanofi has the first right to enforce or defend certain of our intellectual property rights under our collaboration with respect to products in Licensed Fields, and although we may have the right to assume the enforcement and defense of such intellectual property rights if Sanofi does not, our ability to do so may be compromised by Sanofi’s actions;

•	Disputes may arise with respect to the ownership of intellectual property developed pursuant to our collaboration with Sanofi;

•	Sanofi may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•
Sanofi may terminate our collaboration for convenience after a specified notice period and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable vaccine candidates.

If our collaboration with Sanofi does not result in the successful development and commercialization of vaccines, or if Sanofi terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under our agreement with Sanofi, our development of vaccine candidates could be delayed and we may need additional resources to develop our vaccine candidates.
In addition, if Sanofi terminates its agreement with us, we may find it more difficult to attract new collaborators and our reputation among the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form
10-Q
also apply to Sanofi’s activities.
We may enter into additional collaborations with third parties, and if we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.
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
Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Even if we are able to successfully enter into collaborations with third parties for one or more of our programs or product candidates, such collaborations may be subject to risks similar to those described above under the risk factor captioned “
We have an existing collaboration with Sanofi and we are highly dependent on the efforts of Sanofi to advance our vaccine development program, including the vaccine against
SARS-CoV-2.
If our collaboration with Sanofi is not successful, our business could be adversely affected.
”
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
Our results of operations could be adversely affected by general conditions in the U.S. and global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our products, if any, and could adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for any current or future approved products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. We expect that the
COVID-19
pandemic will continue to disrupt the financial markets and may adversely impact economies worldwide as described above in “Risks Related to the
COVID-19
Pandemic.”
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
post grant review,
inter partes
review and equivalent proceedings in foreign jurisdictions. For example, as of August 3, 2020, six of our patents issued in Europe are under opposition, including two with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Further, as set forth above in the risk factor captioned “
We and Sanofi may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against
SARS-CoV-2,
the virus responsible for
COVID-19,”
substantial uncertainty and potential delay surrounds the use of emergency authorization processes to approve products, including vaccines, by the FDA and comparable regulatory authorities in other jurisdictions. The extent to which the FDA and other regulatory authorities rely on such emergency procedures is uncertain and subject to a number of different factors. As a result, even if the FDA and comparable regulatory authorities have indicated that they will rely on these emergency procedures to review our product candidates, including our vaccine candidates, approval of such products under these procedures may be substantially delayed and is not assured.

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
Health care providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drugs for which we obtain marketing approval. Our future arrangements with third-party payors, health care providers and physicians may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. These include the following:

•
Anti-Kickback Statute
—the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good, facility, item or service, for which payment may be made, in whole or in part, by a federal health care program, such as Medicare and Medicaid;

•
False Claims Act
—the federal civil and criminal false claims laws impose criminal and civil penalties, including, in some cases, through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal health care program or knowingly making a false statement or record material to payment of a false claim or knowingly avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim
penalties;

•
HIPAA
—the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any health care benefit program or making false statements relating to health care matters, and apply regardless of the payor (e.g., public or private);

•
HIPAA and HITECH
—HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose obligations on HIPAA covered entities and their business associates, including mandatory contractual terms and required implementation of administrative, physical and technical safeguards to maintain the privacy and security of individually identifiable health information;

•
Transparency Requirements
—federal transparency laws, including the federal Physician Payments Sunshine Act, require applicable manufacturers of covered drugs to annually report payments and other transfers of value to physicians and teaching hospitals and ownership or investment interests held by physicians and their family members; and

•
Analogous State and Foreign Laws
—analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader than similar federal laws, can apply to claims involving health care items or services regardless of payor, and are enforced by many different federal and state agencies as well as through private actions.

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of 2% per fiscal year starting in 2013 and that, due to subsequent legislative amendments to the statute, will stay in effect through 2029. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and any new health care reform measures may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
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
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, the Court agreed to hear the case through its normal procedures. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the

Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket
by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket
spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal
government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own
FDA-approved
drugs that are authorized for sale in other countries (multi-market approved products). Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.
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
We believe our executive officers, directors and stockholders which own more than 5% of our outstanding common stock, in the aggregate, beneficially own more than a majority of our capital stock. One of our directors is affiliated with a stockholder who beneficially owns more than 5% of our outstanding common stock. We also have one stockholder who holds approximately 25% of our outstanding common stock as of August 3, 2020. If these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and business affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that other stockholders disagree with.
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
In July 2020, we issued and sold 4,884,434 shares of common stock to the Investor in connection with the Second Sanofi Amendment. We are required to register these shares on a registration statement by August 19, 2020, covering the resale by the Investor of the common stock purchased in the private placement and, once effective, have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. The Investor will not, and will cause its affiliates not to, sell or transfer the shares without our prior written approval, subject to specified conditions, for a period of 18 months after the closing. In May 2019, we completed a private placement of 5,582,940 shares of our common stock to several accredited institutional investors. We have filed a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act. Furthermore, we have registered an aggregate of 14,042,632 shares of our common stock on Form
S-8
to be issued to our employees under certain employee benefit plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.
We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell an indeterminate amount of registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $100.0 million of common stock pursuant to one or more “at the market” offerings. Through June 30, 2020, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,863,163 shares of our common stock, for gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In June 2020, we completed a public offering in which we issued and sold 5,681,819 shares of common stock and a stockholder sold 6,824,992 shares of common stock registered under our universal shelf registration statement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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

•
public announcements about the scientific community’s evolving understanding of the
COVID-19
pandemic and the potential effectiveness of vaccines, treatments, public health measures and other approaches to addressing the disease;

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
As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, as we will cease to be an EGC as of December 31, 2020, we will be required to comply with auditor attestation requirements, increase disclosure obligations and other reporting requirements which will likely increase our costs in the upcoming fiscal year. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.
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
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by our directors, officers, other employees or stockholders to us or our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law or as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware, or any action asserting a claim arising pursuant to our certificate of incorporation or our bylaws or governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act of 1934, as amended, or any other claim for which federal courts have exclusive jurisdiction. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or other stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or other stockholders. Alternatively, if a court were to find this provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Second Amendment to the Collaboration and License Agreement, dated June 22, 2020, by and between Translate Bio MA, Inc. and Sanofi Pasteur Inc.

10.2*	Securities Purchase Agreement, dated June 22, 2020, by and between the Registrant and Sanofi, a French corporation.

10.3*	Registration Rights Agreement, dated July 20, 2020, by and between the Registrant and Sanofi, a French corporation.

10.4*+	Supply Agreement, dated June 22, 2020, by and between Translate Bio MA Inc. and Sanofi Pasteur Inc.

10.5*+	Third Amendment to Exclusive Patent License Agreement, dated June 12, 2020, between the Massachusetts Institute of Technology and Shire AG, dated as of November 1, 2013, as amended

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Translate Bio, Inc.

Date: August 6, 2020	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Date: August 6, 2020	By:	/s/ John R. Schroer
John R. Schroer
Chief Financial Officer and Treasurer