Form 10-Q
period 2020-09-30
Translate Bio, Inc.
filed 2020-11-05
CIK 1693415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2020, the registrant had
74,321,827
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

•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents and the period in which we expect that such cash and cash equivalents will enable us to fund such operating expenses and capital expenditure requirements;

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$674,050	$84,580
Short-term investments	—	104,098
Collaboration receivables	25,139	4,596
Prepaid expenses and other current assets	10,822	9,391
Restricted cash	950	950

Total current assets	710,961	203,615
Property and equipment, net	15,044	12,539
Right-of-use assets, net	75,650	10,400
Goodwill	21,359	21,359
Intangible assets, net	81,280	85,536
Other assets	4,334	2,752

Total assets	$908,628	$336,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,815	$15,968
Accrued expenses	11,766	7,072
Current portion of deferred revenue	93,164	18,100
Current portion of operating lease liability	12,279	530

Total current liabilities	124,024	41,670
Contingent consideration	123,740	103,655
Deferred revenue, net of current portion	242,047	25,256
Operating lease liability, net of current portion	53,151	12,084

Total liabilities	542,962	182,665

Commitments and contingencies (Notes 3 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2020 and December 31, 2019; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 74,251,559 shares and 60,022,067 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	74	60
Additional paid-in capital	758,314	512,231
Accumulated deficit	(392,722)	(359,496)
Accumulated other comprehensive income	—	741

Total stockholders’ equity	365,666	153,536

Total liabilities and stockholders’ equity	$908,628	$336,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$66,446	$1,266	$87,420	$3,914
Operating expenses:
Research and development	26,344	17,295	76,785	51,343
General and administrative	9,163	6,881	25,223	21,284
Change in fair value of contingent consideration	14,190	(19,834)	20,085	(3,243)
Impairment of intangible asset	—	18,559	—	18,559

Total operating expenses	49,697	22,901	122,093	87,943

Income (loss) from operations	16,749	(21,635)	(34,673)	(84,029)
Other income, net	595	408	1,447	1,286

Income (loss) before benefit from income taxes	17,344	(21,227)	(33,226)	(82,743)
Benefit from income taxes	—	—	—	486

Net income (loss)	$17,344	$(21,227)	$(33,226)	$(82,257)

Net income (loss) per share—basic	$0.24	$(0.41)	$(0.51)	$(1.69)

Weighted average common shares outstanding—basic	73,183,923	51,891,157	65,187,435	48,574,275

Net income (loss) per share—diluted	$0.23	$(0.41)	$(0.51)	$(1.69)

Weighted average common shares outstanding—diluted	76,440,293	51,891,157	65,187,435	48,574,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$17,344	$(21,227)	$(33,226)	$(82,257)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax of $0	(540)	109	(741)	483

Comprehensive income (loss)	$16,804	$(21,118)	$(33,967)	$(81,774)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2019	60,022,067	$60	$512,231	$(359,496)	$741	$153,536
Exercise of stock options	15,596	—	132	—	—	132
Stock-based compensation expense	—	—	3,172	—	—	3,172
Unrealized gains on available-for-sale securities	—	—	—	—	114	114
Net loss	—	—	—	(14,282)	—	(14,282)

Balances at March 31, 2020	60,037,663	60	515,535	(373,778)	855	142,672
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	8,544,982	9	153,602	—	—	153,611
Exercise of stock options	776,864	—	5,699	—	—	5,699
Stock-based compensation expense	—	—	6,014	—	—	6,014
Unrealized losses on available-for-sale securities	—	—	—	—	(315)	(315)
Net loss	—	—	—	(36,288)	—	(36,288)

Balances at June 30, 2020	69,359,509	69	680,850	(410,066)	540	271,393
Issuance of common stock in connection with Securities Purchase Agreement	4,884,434	5	73,749	—	—	73,754
Exercise of stock options	7,616	—	60	—	—	60
Stock-based compensation expense	—	—	3,655	—	—	3,655
Unrealized losses on available-for-sale securities	—	—	—	—	(540)	(540)
Net income	—	—	—	17,344	—	17,344

Balances at September 30, 2020	74,251,559	$74	$758,314	$(392,722)	$—	$365,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	45,139,955	$45	$371,257	$(246,203)	$196	$125,295
Exercise of stock options	154,484	—	897	—	—	897
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized gains on available-for-sale securities	—	—	—	—	155	155
Net loss	—	—	—	(33,198)	—	(33,198)

Balances at March 31, 2019	45,294,439	45	374,113	(279,401)	351	95,108
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,582,940	6	44,128	—	—	44,134
Issuance of common stock in connection with a former employee letter agreement	67,406	—	847	—	—	847
Forfeited restricted common stock	(1,334)	—	(1)	—	—	(1)
Exercise of stock options	66,917	—	519	—	—	519
Stock-based compensation expense	—	—	2,703	—	—	2,703
Unrealized gains on available-for-sale securities	—	—	—	—	219	219
Net loss	—	—	—	(27,832)	—	(27,832)

Balances at June 30, 2019	51,010,368	51	422,309	(307,233)	570	115,697
Issuance of common stock in connection with public offering, net of underwriting discounts and commissions and offering costs	9,000,000	9	84,002	—	—	84,011
Forfeited restricted common stock	(449)	—	—	—	—	—
Exercise of stock options	10,806	—	84	—	—	84
Stock-based compensation expense	—	—	2,899	—	—	2,899
Unrealized gains on available-for-sale securities	—	—	—	—	109	109
Net loss	—	—	—	(21,227)	—	(21,227)

Balances at September 30, 2019	60,020,725	$60	$509,294	$(328,460)	$679	$181,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(33,226)	$(82,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,374	2,951
Stock-based compensation expense	12,841	8,408
Impairment of intangible asset	—	18,559
Change in fair value of contingent consideration	20,085	(3,243)
Deferred income tax benefit	—	(486)
Changes in operating assets and liabilities:
Collaboration receivables	(20,543)	125
Prepaid expenses and other assets	(5,766)	(2,293)
Right-of-use assets	1,338	357
Long-term prepaid rent	(10,057)	(2,492)
Accounts payable	(8,560)	(1,740)
Accrued expenses	4,913	2,244
Lease liability	(962)	(270)
Deferred revenue	291,855	(1,763)

Net cash provided by (used in) operating activities	258,292	(61,900)

Cash flows from investing activities:
Purchases of investments	(27,409)	(138,156)
Sales and maturities of investments	130,765	116,311
Purchases of property and equipment	(5,434)	(2,241)

Net cash provided by (used in) investing activities	97,922	(24,086)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	154,292	84,600
Payments of public offering costs	(681)	(589)
Proceeds from Securities Purchase Agreement	73,754	—
Proceeds from private placement, net of placement agent fees	—	44,608
Payments of private placement offering costs	—	(477)
Proceeds from option exercises	5,891	1,500

Net cash provided by financing activities	233,256	129,642

Net increase in cash, cash equivalents and restricted cash:	589,470	43,656
Cash, cash equivalents and restricted cash at beginning of period	85,530	56,224

Cash, cash equivalents and restricted cash at end of period	$675,000	$99,880

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$674,050	$98,930
Restricted cash	950	950

Total cash, cash equivalents and restricted cash at end of period	$675,000	$99,880

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$377	$2
Issuance of common stock in connection with a former employee letter agreement	$—	$847
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of the Business and Basis of Presentation
Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. The Company is also pursuing the applicability of its MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc. (“Sanofi”), the vaccines global business unit of Sanofi S.A.
The outbreak of a novel strain of coronavirus named
SARS-CoV-2
(severe acute respiratory syndrome 2), which causes coronavirus disease
(“COVID-19”),
has presented a substantial public health and economic challenge around the world and is affecting the Company’s employees, patients, communities and business operations, as well as the U.S. economy and financial markets. While the Company has progressed certain of its preclinical programs, specifically in therapeutics for pulmonary diseases and in vaccine development under its collaboration with Sanofi, as further discussed below, in April 2020, the Company announced that enrollment and dosing had been paused in the ongoing Phase 1/2 clinical trial in patients with cystic fibrosis (“CF”) as a consequence of the
COVID-19 pandemic.
As discussed below in more details, in September 2020, the Company announced that enrollment and dosing resumed. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19,
the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19
and the economic impact on local, regional, national and international markets. The Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry and workforce.
The Company is developing MRT5005 for the treatment of CF. The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single and multiple-ascending doses of MRT5005. Percent predicted forced expiratory volume in one second (“ppFEV
1
”), which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial. In April 2019, the Company completed dosing of all patients in the single-ascending dose (“SAD”) portion of the Phase 1/2 clinical trial and in July 2019, the Company reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose
levels with no serious adverse events reported at any dose level. Marked increases in ppFEV
1
were observed after a single dose of MRT5005, primarily at the mid-dose
level. Based on the analysis of the interim results, the Company has amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose (“MAD”) portion of this trial. The Company began dosing patients in the MAD portion of the trial in early 2019. In April 2020, the Company announced that enrollment and dosing had been paused in the ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19 pandemic.
In September 2020, the Company announced that enrollment and dosing resumed. Due to the uncertain environment associated with the
COVID-19
pandemic, the Company is unable to predict the rate of enrollment and timing for reporting data.
The Company is leveraging its lung delivery platform and focusing its preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need, including primary ciliary dyskinesia, idiopathic pulmonary fibrosis and pulmonary arterial hypertension.
The Company has a collaboration with Sanofi to develop infectious disease vaccines using the Company’s mRNA technology. Under the collaboration, the Company and Sanofi will jointly conduct research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens (see Note 3). Two of the target pathogens under development are
SARS-CoV-2
and influenza. The Company and Sanofi have selected MRT5500 as the lead candidate for a vaccine against
SARS-CoV-2.
A Phase 1/2 clinical trial to evaluate MRT5500 was anticipated to begin in the fourth quarter of 2020, and is now expected to begin in the first quarter of 2021 due to a delay in the manufacturing of clinical trial material. For the influenza vaccine program, lead lipid nanoparticle/mRNA formulation is being evaluated in preclinical studies to support a clinical proof of technology trial anticipated to begin mid-year 2021.

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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its two wholly owned subsidiaries, Translate Bio MA, Inc. and Translate Bio Securities Corporation, from their date of incorporation. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated balance sheet as of September 30, 2020, the unaudited condensed consolidated statements of operations and of comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, the unaudited condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 12, 2020.
The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.
Sales of Common Stock
On March 13, 2020, the Company filed a universal shelf registration statement on Form
S-3
with the SEC (the “2020 Shelf”) to register for sale from time to time up to $350.0 million of common stock, preferred stock, debt securities, warrants and/or units in one of more offerings (File
No. 333-237159).
This registration statement was declared effective on May 4, 2020.
The Company is party to an Open Market Sale Agreement
SM
(the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may issue and sell shares of its common stock, from time to time, having an aggregate offering price of up to $100.0 million.
As of September 30, 2020, the Company has issued and sold an aggregate of 2,863,163 shares of its common stock pursuant to the Sales Agreement, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the three months ended September 30, 2020. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
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
Sanofi Pasteur Collaboration and Licensing Agreement
In 2018, the Company entered into a collaboration and license agreement with Sanofi (the “Original Sanofi Agreement”) to develop mRNA vaccines for up to five infectious disease pathogens (the “Licensed Fields”). On March 26, 2020, the Company and Sanofi amended the Original Sanofi Agreement (the “First Sanofi Amendment”) to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. On June 22, 2020, the Company and Sanofi agreed to further amend the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi (the “Second Sanofi Amendment”) (see Note 3). The Original Sanofi Agreement, as amended by the First Sanofi Amendment and the Second Sanofi Amendment, is referred to as the “Amended Sanofi Agreement.”
Pursuant to the Amended Sanofi Agreement, the Company and Sanofi
will
jointly conduct research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research
collaboration expires in June 2022 with an option for Sanofi to extend for one additional year. If Sanofi elects to
e
xtend
 the collaboration
, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to
ten pathogens.
Under the terms of the Amended Sanofi Agreement, the Company has granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogen, with certain specified exceptions.
Pursuant to the Second Sanofi Amendment, Sanofi pa
id
 the Company an additional upfront payment of $300.0 million in August 2020. Additionally, in connection with the execution of the Second Sanofi Amendment, the Company and an affiliate of Sanofi (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale and issuance of 4,884,434 shares of the Company’s common stock to the Investor at a price of $25.59 per share representing a 50 percent premium to the
20-day
moving average share price prior to signing, for an aggregate purchase price of approximately $125.0 million. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated on July 20, 2020 (see Note 3).
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
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through September 30, 2020, the Company has funded its operations primarily through sales of equity securities and research and development collaboration agreements. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $33.2 million and $82.3 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $392.7 million as of September 30, 2020. The Company expects to continue to generate operating losses for the foreseeable future.

As of November 5, 2020, the

date of issuance of these unaudited interim condensed consolidated financial statements, the Company expects that its cash and cash equivalents of $
674.1
 million as of September
30
,
2020
will be sufficient to fund its operating expenses and capital expenditure requirements through 2023
. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations.
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
During the nine months ended September 30, 2020, there were no material changes to the Company’s significant accounting policies.
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
In June 2020, the Company and Sanofi entered into the Second Sanofi Amendment, which became effective in July 2020 following early termination of the waiting period under the Hart-Scott Rodino Act, to expand the scope of the collaboration and licenses granted to Sanofi.
Under the terms of the Amended Sanofi Agreement, the Company has agreed to grant to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogen, with certain specified exceptions
.
Pursuant to the Amended Sanofi Agreement, the Company and Sanofi will jointly conduct research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration (the “Collaboration Term”) expires in June 2022, with an option for Sanofi to extend the Collaboration Term for one additional year, followed by a technology transfer to Sanofi. If Sanofi elects to extend the Collaboration Term, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens. In addition to the research and development and technology transfer, the Company is responsible for manufacturing and supplying non-clinical
products, related materials and investigational products as required by the collaboration plan. Pursuant to the Amended Sanofi Agreement, the Company and Sanofi agreed to a governance structure to manage the activities under the collaboration. If the Company and Sanofi do not mutually agree on certain decisions, Sanofi will be able to break a deadlock without the Company’s consent under certain conditions. The collaboration includes an estimated budget. Sanofi is responsible for paying reimbursable development costs, including the Company’s employee costs, manufacturing costs, and out-of-pocket
costs paid to third parties, up to a specified amount for each Licensed Field.
The Company and Sanofi
retain the rights to perform their respective obligations and exercise their respective rights under the Amended Sanofi Agreement. Sanofi also granted the Company non-exclusive,
sublicensable licenses under patent rights claiming certain improvements that Sanofi may make to the technology the Company had licensed to it or claiming certain technology arising from the collaboration and owned by Sanofi. The Company may exercise such licenses to develop, manufacture and commercialize products, other than products that use a vaccine to prevent, treat or cure a disease, disorder or condition in humans caused by an infectious disease pathogen. Sanofi may terminate these licenses to the Company if the Company materially breaches the terms of the license and the breach remains uncured for a specified period, which may be extended in certain circumstances.
Pursuant to the Original Sanofi Agreement Sanofi
paid
the Company an upfront payment of $45.0 million

in 2018. Pursuant to the Second Sanofi Amendment, Sanofi pa
id
 the Company an additional upfront payment of $300.0 million in August 2020. If Sanofi chooses to exercise its option to extend the Collaboration Term for an additional year, Sanofi has agreed to pay the Company an additional payment of
$75.0 million. The Amended Sanofi Agreement provides that the Company is eligible to receive aggregate potential payments of up to $1.9 billion upon the achievement of additional specified development, regulatory, manufacturing and commercialization milestones, inclusive of the fee to exercise the option to extend the Collaboration Term. In particular, the Company is entitled to receive development, regulatory and sales milestone payments of up to $148.0 million for each Licensed Field, other than the
SARS-CoV-2
Licensed Field, development, regulatory and sales milestone payments of up to $250.0 million in the
SARS-CoV-2
Licensed Field, and
one-time
manufacturing milestone payments of up to $200.0 million. In addition, the Company is entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.
Under the terms of the Amended Sanofi Agreement, Sanofi has also agreed to pay the Company royalties on net sales of mRNA vaccines in the
SARS-CoV-2
Licensed Field in accordance with the terms of and at the same high single digits to low teens percentages set forth in the Original Sanofi Agreement, except where such vaccines are provided as a donation or transferred to a third party without any profit margin, in which case the Company will be paid royalties sufficient to cover its royalty obligations.

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
In connection with the execution of the Second Sanofi Amendment, the Company and the Investor entered into the Securities Purchase Agreement for the sale and issuance of 4,884,434 shares of the Company’s common stock to the Investor at a price of $25.59 per share representing a 50 percent premium to the
20-day
moving average share price prior to signing, for an aggregate purchase price of approximately $125.0 million. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated in
 July

2020, following early termination of the waiting period under the Hart-Scott Rodino Act. Pursuant to the terms of the Securities Purchase Agreement, the Investor agreed not to, without the prior written approval of the Company and subject to specified conditions, directly or indirectly acquire shares of the Company’s outstanding common stock, make a tender, exchange, or other offer to acquire shares of the Company’s outstanding common stock, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company (the “Standstill Restrictions”). Further, the Investor agreed not to, and to cause its affiliates not to, sell or transfer the shares without the prior written approval of the Company subject to specified conditions (the
“Lock-Up
Restrictions”). The Standstill Restrictions terminate 12 months after the closing date. The
Lock-Up
Restrictions terminate 18 months from the closing date.
Sanofi has sole responsibility for all commercialization activities for mRNA vaccines in the Licensed Fields and is obligated to bear all costs in connection with any commercialization in the Licensed Fields. The Company and Sanofi also entered into a separate supply agreement on June 22, 2020, with an effective date of December 20, 2019, governing the terms of the supply of products by the Company (the “Supply Agreement”). Pursuant to the Supply Agreement, the Company has agreed to use commercially reasonable efforts to manufacture and supply Sanofi with non-clinical
and clinical supply of products and other research materials in certain Licensed Fields, as set forth in the Amended Sanofi Agreement. Sanofi will pay the Company for the non-clinical
and clinical supply at the Company’s cost to manufacture plus a specified markup. The Supply Agreement will remain in effect until terminated in accordance with its terms. However, under the Amended Sanofi Agreement, the Company’s obligation to manufacture and supply products is limited to a defined duration based on the Licensed Field of the applicable product. The Supply Agreement may be terminated by the mutual consent of the parties. Sanofi may terminate the Supply Agreement for convenience after a specified notice period, or in the event that the Company does not provide the supply in a timely manner. The Company may terminate the Supply Agreement in the event of a breach by Sanofi of its payment obligations and such breach remains uncured for a specified period. As part of the Second Sanofi Amendment, the Company and Sanofi agreed to negotiate in good faith and enter into a further supply agreement in respect of supply of products in the
SARS-CoV-2
Licensed Field for use in Phase 3 clinical trials or commercial supply.
Accounting for the Sanofi Collaboration
For accounting purposes, the Company has combined the Amended Sanofi Agreement, Securities Purchase Agreement, and Supply Agreement because the contracts were negotiated as a package with a single commercial objective, the amount of consideration to be paid in one contract depends on the price or performance of the other contracts, and the goods and services promised in the contracts are a single performance obligation in accordance with ASC 606.
The Company accounts for the Amended Sanofi Agreement under ASC 606. In determining the appropriate amount of revenue to be recognized under ASC 606, the Company performed the following steps: (i) identified the promised goods or services in the contract; (ii) determined whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
The Company identified the following promised goods or services contained in the Amended Sanofi Agreement: (i) the license it conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how
to be conveyed to Sanofi with respect to the Licensed Fields, (iii) its obligation to perform research and development on the Licensed Fields, (iv) its obligation to transfer licensed materials to Sanofi, (v) its obligation to manufacture and supply certain non-clinical
and clinical mRNA vaccines and materials containing mRNA until the Company transfers such manufacturing capabilities to Sanofi; and (vi) the technology and process transfer. The Company assessed whether each of these promised goods or services are distinct performance obligations on their own or if they need to be combined with other promises to create a bundle that is a distinct performance obligation. The Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation. Additionally, Sanofi’s right to exercise its option to extend the research term and have the Company conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens were determined at the time of the modification to not represent material rights, based on the criteria of ASC 606, and therefore do not represent a separate performance obligation.
Under ASC 606, the Company recognized revenue using the
cost-to-cost
input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost
input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the progress of completion. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time. The Company has estimated the completion of manufacturing activities to be in 2024.
The Company has accounted for the Second Sanofi Amendment as a modification to the existing agreement and not as a separate agreement because the additional goods and services are not distinct and therefore form a single performance obligation that is partially satisfied at the date of the contract modification. The effect that the modification has on the transaction price, and on the Company’s measure of progress toward complete satisfaction of the performance obligation, was recognized as a cumulative catch-up
adjustment of $30.9 million on the modification date.
During the three and nine months ended September 30, 2020, the Company increased the overall transaction price by $491.8 million and $534.7 million, respectively. The transaction price as of September 30, 2020 includes the upfront, non-refundable
payments of $345.0 million for the transfer of the combined license, supply and development obligations under the Original Sanofi Agreement and Second Sanofi Amendment, the premium paid in consideration for common stock of $51.2 million
,
which represents the excess of the price paid compared to the fair value of the Company’s common stock on the closing date,

under the Securities Purchase Agreement, an estimated $71.8 million in reimbursable employee costs, an estimated $155.7 million in reimbursable development costs including manufacturing costs and out-of-pocket
costs paid to third parties and an estimated $62.0 million in milestone payments. Under ASC 606, at the end of each reporting period, the Company re-evaluates
the variable consideration determined using either the expected value or most likely outcome approach and re-evaluates
the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. The estimated collaboration budget is consistently re-evaluated
and changes to the budget, if any, require approval by the Joint Steering Committee. If an approved change occurs, the Company will re-evaluate
the transaction price which could potentially affect the cumulative amount of revenue recognized. As a result of the Second Sanofi Amendment, the Company revised the budget and collaboration plan.
The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$66,446	$1,266	$87,420	$3,914
The following table presents the balance of the Company’s contract liabilities (in thousands):

	September 30, 2020	December 31, 2019
Contract liabilities
Deferred revenue	$335,211	$43,356
Deferred revenue is classified as short-term or long-term in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months which is determined by the cost-to-cost input method which measures the extent of progress towards satisfying the performance obligation. As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is estimated to be approximately $589.2 million, which is expected to be recognized as revenue through 2024. Revenue recognized from contract liabilities at the beginning of the period was $3.5 million and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively.

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

		September 30, 2020
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

MRT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over the intangible asset’s estimated life based on an economic consumption model. The Company recorded amortization expense of $0 and $0.4 million during the three months ended September 30, 2020 and 2019, respectively, and $4.3 million and $1.2 million during the nine months ended September 30, 2020 and 2019, respectively, related to the definite-lived MRT intangible asset. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $7.5 million, $10.6 million,
$11.3 million
,
$11.2 million and $2.7 million for the years ending December 31, 2020, 2021, 2022, 2023 and 2024, respectively.
Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1 st
. The Company determined that the discontinuation of the development of MRT5201 in September 2019 was an indicator of impairment and
,
as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company determined that there was no
residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, the Company recorded an impairment charge of $18.6 million during the three months ended September 30, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. Concurrent with the impairment charge, the Company removed the contingent consideration liability related to this program.
Goodwill
The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the nine months ended September 30, 2020. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1 st
. During the nine months ended September 30, 2020 and 2019, the Company did not recognize any impairment charges related to goodwill.
5. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$636,615	$—	$636,615
U.S. government agency bonds	—	—	—	—

	$—	$636,615	$—	$636,615

Liabilities:
Contingent consideration	$—	$—	$123,740	$123,740

	$—	$—	$123,740	$123,740

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$56,591	$—	$56,591
U.S. government agency bonds	—	104,098	—	104,098

	$—	$160,689	$—	$160,689

Liabilities:
Contingent consideration	$—	$—	$103,655	$103,655

	$—	$—	$103,655	$103,655

During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1,
Level
2 and Level 3.
Cash equivalents as of
September
30, 2020 and December 31, 2019 consisted of money market funds totaling $636.6 million and $56.6 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s short-term investments as of December 31, 2019 consisted of U.S. government agency bonds and were classified as available-for-sale
securities. The U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy.
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
The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs	Fair Value at
	Projected Year of Payment	September 30, 2020	December 31, 2019
Earnout payments	2026 - 2039	115,079	$96,097
Milestone payments	2026 - 2032	8,661	7,558

		$123,740	$103,655

The discount rate used in the third-party valuation was 12.5% and 13.5% as of September 30, 2020 and December 31, 2019, respectively.
The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2019	$103,655
Increase in fair value of contingent consideration	20,085

Balance as of September 30, 2020	$123,740

The increase in the fair value of contingent consideration was primarily due to the time value of money due to the passage of time and a decrease in the discount rate.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$11,763	$9,044
Computer equipment	892	779
Office equipment	942	883
Leasehold improvements	5,730	5,635
Construction in progress	5,094	3,460

	24,421	19,801
Less: Accumulated depreciation and amortization	(9,377)	(7,262)

	$15,044	$12,539

Depreciation and amortization expense related to property and equipment was $0.8 million and $0.6 million during the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $1.8 million during the nine months ended September 30, 2020 and 2019, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$4,918	$3,547
Accrued external research and development expenses	2,058	1,763
Accrued consultant and professional fees	1,358	1,390
Other	3,432	372

	$11,766	$7,072

Included in other accrued expenses as of September 30, 2020 are costs related to entering into the Second Sanofi Agreement.
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
The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. As of December 31, 2019, there were 4,829,847 shares of common stock reserved for issuance under the 2018 Plan. On January 1, 2020, the number of shares of common stock that may be issued under the 2018 Plan increased by 2,400,829 shares of common stock. During the nine months ended September 30, 2020, a total of 99,329 shares issued under the 2016 Plan have been cancelled and rolled over to the 2018 Plan, such that there is a total of 7,330,005 shares of common stock reserved for issuance under the 2018 Plan as of September 30, 2020. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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
2018 Employee Stock Purchase Plan
On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, by an amount equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. In December 2019, the Board of Directors elected to add no shares of common stock to the 2018 ESPP. As of September 30, 2020, 870,096 shares of common stock were reserved for issuance under this plan.
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
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2019 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,646,378	$8.06	8.42	$3,687
Granted	2,992,734	$9.22
Exercised	(800,076)	$7.36
Forfeited	(529,492)	$8.59
Outstanding as of September 30, 2020	10,309,544	$8.42	8.04	$55,026

Exercisable as of September 30, 2020	4,915,617	$7.96	7.23	$27,795
Vested and expected to vest as of September 30, 2020	10,309,544	$8.42	8.04	$55,026
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $10.7 million and $0.6 million, respectively.

The weighted average grant-date fair value per share of stock options granted was $5.65 and $5.58 during the nine months ended September 30, 2020 and 2019, respectively.
Stock Option Valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company completed its initial public offering in July 2018 and therefore lacks company-specific historical and implied volatility information before that date. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees
is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.77%	2.39%
Expected term (in years)	6.1	6.0
Expected volatility	68.7%	73.1%
Expected dividend yield	0%	0%
Restricted Common Stock
The following table summarizes the Company’s restricted stock activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2019	34,168	$1.28
Forfeited restricted common stock	—	$—
Vested restricted common stock	(34,168)	$1.28
Unvested restricted common stock outstanding as of September 30, 2020	—	$—

Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,578	$1,301	$7,123	$3,454
General and administrative expenses	2,077	1,598	5,718	4,954
	$3,655	$2,899	$12,841	$8,408

Included in research and development stock-based compensation expense for the nine months ended September 30, 2020 was $2.4 million related to the modification of options in connection with the resignation of the Company’s former Executive Vice President and Founder (“EVP and Founder”). In connection with this resignation the Company entered into a separation agreement with the EVP and Founder. Under the terms of the separation agreement, vesting of options for the purchase of 176,266 shares of common stock held by the EVP and Founder was accelerated with no change to the exercise price of such options. Stock options for the purchase of 550,278 shares of common stock, representing all of the options held by the EVP and Founder as of the date of his resignation, are exercisable for 18 months following his resignation.

As of September 30, 2020, total unrecognized
compensation
cost related to the unvested stock-based awards was $27.2 million, which is expected to be recognized over a weighted average period of 2.5 years.
9. Income Taxes
The Company recognized an income tax benefit of $0 and $0.5
million
during the nine months ended September 30, 2020 and 2019, respectively. There was no income tax benefit recognized during the three months ended September 30, 2020 and 2019. The income tax benefits recognized during the nine months ended September 30, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
10. Net Income (Loss) per Share
Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period, including any dilutive effect from outstanding stock options.
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$17,344	$(21,227)	$(33,226)	$(82,257)
Denominator:
Weighted average common shares outstanding—basic	73,183,923	51,891,157	65,187,435	48,574,275
Net income (loss) per share—basic	$0.24	$(0.41)	$(0.51)	$(1.69)

Diluted net income (loss) per common share:
Numerator:
Net income (loss)	$17,344	$(21,227)	$(33,226)	$(82,257)
Denominator:
Weighted average common shares outstanding—diluted	76,440,293	51,891,157	65,187,435	48,574,275
Net income (loss) per share—diluted	$0.23	$(0.41)	$(0.51)	$(1.69)
The Company excluded 99,468 and 147,842 shares of restricted common stock, presented on
a
 weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three and nine months ended September 30, 2019, respectively, because those shares had not vested. As of September 30, 2020, there are no unvested shares of restricted common stock.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	—	8,568,506	10,309,544	8,568,506
Unvested restricted common stock	—	72,677	—	72,677

	—	8,641,183	10,309,544	8,641,183

11. Leases
Suite Retention and Development Agreement
In September 2019, the Company entered into a suite retention and development agreement with Albany Molecular Research, Inc. (“AMRI”) under which a series of cleanroom suites were built at AMRI’s manufacturing facility in accordance with the Company’s objectives (“AMRI Agreement”). The AMRI Agreement continues for five years
after the
build-out
is completed, and the Company has the right to extend for an additional three years.
The Company has determined this is a lease under ASU
No. 2016-02,
Leases (Topic 842) (“ASC 842”).
Under the AMRI Agreement, the Company will finance $6.0 million of the costs of the build-out
(“Build-Out
Costs”). If
Build-Out
Costs exceed $6.0 million, the Company and AMRI will share overage costs equally, up to $11.0 million, and the Company will be responsible for any amounts exceeding $11.0 million. The Company had paid $12.8 million towards the
Build-Out
Costs prior to the lease commencement date which had been recorded within other long-term assets as prepaid rent as these represented payments for lessor owned assets. The Company anticipates making addit
ional
payments of $4.1 million related to the final
Build-Out
Costs. These costs are included within the
right-of-use
(“ROU”) assets and lease liabilities recorded at the lease commencement date. Upon the build-out
completion date of August 31, 2020 (“AMRI Lease Commencement”), the Company determined that it gained control of the space, in accordance with ASC 842, which resulted in the recording of ROU assets and related lease liabilities of approximately $66.6 million and $53.8 million, respectively, with the difference being due to the elimination of previously recorded prepaid rent. As of August 31, 2020, the Company began paying monthly fees of $1.0 million, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out
completion. The option to extend the lease for an additional three years was not included in the lease liability as of September 30, 2020 as the Company is not reasonably certain it will exercise this option.
Real Estate Lease
In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington,
Massachusetts
. The Company occupies approximately 59,000 square feet of space under a
10-year
lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Equipment Lease
In March 2018, the Company entered into an operating lease for communications equipment for use at its office and laboratory space in Lexington, Massachusetts. The term of the lease is five years, expiring in March 2023.
The Company excludes leases with an initial term of one year or less in the recognized ROU asset and lease liabilities.
 The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, lease and non-lease
components are combined into a single lease component. The Company’s leases have remaining lease terms of up to nine years
, excluding two five-year options to extend the real estate lease after the expiration of the initial term. The Company believes the real estate lease for office and laboratory spaces will be sufficient to meet its needs for the foreseeable future and that suitable additional space will be available as and when needed.
The components of lease cost were as follows (dollar amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Lease cost
Operating lease cost	$3,397	$2,019
Total lease cost	$3,397	$2,019
Other information
Operating cash flows from operating leases	$3,022	$1,933
Operating lease liabilities arising from obtaining right-of-use assets	$53,778	—
Weighted-average remaining lease term	5 years	8 years
Weighted-average discount rate	11.9%	17.5%

As of September 30, 2020, maturities of operating lease liabilities are as follows (in thousands):

September 30, 2020
2020	$7,784
2021	14,737
2022	15,178
2023	15,591
2024	16,050
2025 and thereafter	19,164

Total future minimum lease payments	88,504
Less: imputed interest	(23,074)
Present value of lease liabilities	$65,430

As of December 31, 2019, minimum rental commitments under the real estate lease was as follows (in thousands):

December 31, 2019
2020	$2,659
2021	2,737
2022	2,818
2023	2,860
2024	2,937
2025 and thereafter	10,160

Total future minimum lease payments	24,171
Less: imputed interest	(11,557)
Present value of lease liabilities	$12,614

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate, which are the rates incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment, in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date and for all subsequent leases the Company used an appropriate borrowing rate upon commencement date.
12. Commitments and Contingencies
Research, Supply and License Agreements
Roche Master Supply Agreement
The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of September 30, 2020, the Company’s purchase commitments under the agreement totaled $14.0 million, with $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled less than $0.1 million and $1.8 million during the three months ended September 30, 2020 and 2019, respectively, and $2.7 million and $5.4 million during the nine months ended September 30, 2020 and 2019, respectively.
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

As of September 30, 2020, the Company paid MIT $1.4 million towards the total committed amount. Research and development expenses related to this agreement during the three and nine months ended September 30, 2020 were $0.3 million and $1.0 million, respectively. There were no amounts payable by the Company under the agreement as of September 30, 2020. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.
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
Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid no annual license maintenance fees to MIT during each of the three months ended September 30, 2020 and 2019 and paid $0.2 million during each of the nine months ended September 30, 2020 and 2019.
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
and
country-by-country
basis, and may be reduced in specified circumstances. The Company’s obligation to make royalty payments extends with respect to a licensed product in a country until four years past the expiration of the last-to-expire
patent or patent application licensed from MIT covering the licensed product in the country. In addition, the Company is obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that the Company ascribes to the
MIT-licensed
patents, excluding royalties on net sales and research support payments. In 2019, pursuant to such provision, the Company paid $0.7 million to MIT as MIT’s share of sublicense income with respect to the upfront payment received under the Original Sanofi Agreement. Additionally, the Company will be required to pay MIT a portion of the $300.0 million upfront payment from Sanofi and a portion of the 50 percent premium payment in consideration for the common stock purchased by the Investor under the Securities Purchase Agreement (see Note 3), as well as future option and milestone payments that the Company may receive pursuant to the Second Sanofi Amendment.
The amount payable to MIT is currently being negotiated between the Company and MIT and the final amount payable to MIT is unknown as this time.

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
E
xpenses related to this agreement totaled less than $0.1 million during each of the three months ended September 30, 2020 and 2019 and $0.1 million during each of the nine months ended September 30, 2020 and 2019, respectively.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2020 and December 31, 2019.
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
Public Offerings
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
14. Subsequent Event
Real Estate Lease
On November 3, 2020, (the “Lease Commencement Date”), the Company entered into a ten-year
lease agreement for approximately 138,444 square feet of office and laboratory space located at 200 West Street in Waltham, Massachusetts. The lease agreement includes an extension option of one period of 10 years. The rent commencement date will be the date 12 months after the Lease Commencement Date. Initial base rent shall be $5.7 million for the first year and approximately $8.0 million for the second year following the rent commencement date and thereafter shall be subject to a 3% annual increase.

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
for the year ended December 31, 2019, or the 2019 Annual Report, that was filed with the Securities and Exchange Commission, or SEC, on March 12, 2020. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that reflect our current plans, estimates, and beliefs. Actual results may differ materially and adversely from those expressed in any forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in the 2019 Annual Report.
Overview
We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe that the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe that our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect, with the potential to transform life-threatening illnesses into manageable chronic conditions. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. We are also pursuing the applicability of our MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A. We believe our technology is applicable to a broad range of diseases, including diseases that affect the liver.
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
We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005. Percent predicted forced expiratory volume in one second, or ppFEV
1
, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial. In April 2019, we completed dosing of patients in the single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose
levels with no serious adverse events reported at any dose level. Marked increases in ppFEV
1
were observed after a single dose of MRT5005, primarily at the mid-dose
level. Based on the analysis of the interim results, we have amended the clinical trial protocol to include one additional SAD dose group and two additional dose groups in the ongoing multiple-ascending dose, or MAD, portion of this trial. We began dosing patients in the MAD portion of this trial in early 2019. In April 2020, we announced that enrollment and dosing had been paused in the ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the coronavirus disease, or
COVID-19,
pandemic. In September 2020, we announced that enrollment and dosing resumed. Due to the uncertain environment associated with the
COVID-19
pandemic, we are unable to predict the rate of enrollment and timing for reporting data.
We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need. Building upon the MRT5005 program’s success to date, we are exploring innovation in the MRT platform including novel lipid nanoparticles, protein engineering approaches and manufacturing process enhancements to identify next-generation CF candidates that can support expansion of our pipeline opportunities. Beyond CF, we have discovery efforts underway to identify lead product candidates in additional pulmonary diseases, including primary ciliary dyskinesia, idiopathic pulmonary fibrosis and pulmonary arterial hypertension.

We have also begun to explore ways to apply our mRNA and delivery platform expertise to diseases where the degradation of a protein would lead to therapeutic benefit. We believe that using mRNA to enable the production of a molecule that can help tag a target protein for destruction within the cell may have advantages over other protein degradation approaches, including the ability to reach previously undruggable therapeutic targets and increased target selectivity. We have early discovery efforts ongoing in this area.
Additionally, we intend to leverage the broad applicability of our platform through a collaboration with Sanofi to develop infectious disease vaccines using our mRNA technology. Under the collaboration, we will jointly conduct research and development activities to advance vaccines targeting up to seven infectious disease pathogens. As part of the ongoing vaccine development program, comprehensive in vivo
studies have been conducted across several infectious disease targets. Multiple development candidates were evaluated against distinct pathogens, all of which were well tolerated across all species tested. Multiple antigens were tested with all demonstrating robust neutralization titers. Two of the target pathogens under development are a novel strain of coronavirus named
SARS-CoV-2
(severe acute respiratory syndrome 2), which causes
COVID-19,
and influenza. After evaluation of multiple
COVID-19
vaccine candidates
in vivo
for immunogenicity and neutralizing antibody activity, MRT5500 was selected as the lead candidate for a vaccine against
SARS-CoV-2.
In October 2020, preclinical data was reported demonstrating that MRT5500 induced potent neutralizing antibodies against
SARS-CoV-2
in mice and
non-human
primates. Two doses of MRT5500 in
non-human
primates induced neutralizing antibody levels significantly higher than those observed in a panel of samples from
COVID-19
patients. It was also demonstrated that MRT5500-immunized mice and non-human
primates exhibited a
Th1-biased
T cell response against
SARS-CoV-2.
Vaccine-associated enhanced respiratory disease, or VAERD, has generally not been reported to be associated with a
Th1-biased
T cell response and therefore these data suggest the potential for a reduced risk for VAERD. A Phase 1/2 clinical trial to evaluate MRT5500 was anticipated to begin in the fourth quarter of 2020, and is now expected to begin in the first quarter of 2021 due to a delay in the manufacturing of clinical trial material. For information on risks related to our successful development of a vaccine against COVID-19, please see Part II, Item 1A – “Risk Factors – Risks Related to the COVID-19 Pandemic,” included elsewhere in this Quarterly Report on Form 10-Q. For the influenza vaccine program, lead lipid nanoparticles/mRNA formulation is being evaluated in preclinical studies to support clinical proof of technology trial anticipated to begin mid-year 2021. Preclinical studies are ongoing for targets against additional viral and bacterial pothogens.
The successful development of our product candidates will require, among other things, our mRNA manufacturing capabilities. To date, we have established
100-gram
single-batch production with our clinical-stage mRNA therapeutics platform.
Build-out
of a dedicated manufacturing space through a contract manufacturing partner was completed during the third quarter of 2020 and has the potential to accommodate multiple
250-gram
batches per month upon continued investments and third-party supplier arrangements. As it relates to development of a
COVID-19
vaccine, depending on the final human
COVID-19
vaccine dose and timing of scale-up activities, we estimate that we could have manufacturing capacity to produce
90-360 million
doses annually. We plan to further expand our mRNA manufacturing capabilities to increase production capacity, and will need to work with raw material and other third-party suppliers to achieve this goal.
Since our inception in 2011, we have devoted substantially all of our focus and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. Through September 30, 2020, we have funded our operations primarily through sales of equity securities and research and collaboration agreements and we have received proceeds of approximately $1.1 billion from such transactions.
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
S-3
(File
No. 333-237159),
or the 2020 Shelf, was declared effective. As of September 30, 2020, we have issued and sold an aggregate of 2,863,163 shares of our common stock pursuant to the Sales Agreement, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the three months ended September 30, 2020. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
On June 30, 2020, we issued and sold 5,681,819 shares of our common stock through a public offering under a Registration Statement on
Form S-ASR,
which became automatically effective upon filing on June 24, 2020, at a price per share of $22.00, resulting in gross proceeds of $125.0 million, before deducting underwriting discounts and commissions of $7.5 million and other offering expenses of $0.5 million.

Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $33.2 million and $82.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $392.7 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing
or acquisition of additional product candidates.
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
As of September 30, 2020, we had cash and cash equivalents of $674.1 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2023.
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
Pursuant to the Amended Sanofi Agreement, we and Sanofi will jointly conduct research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration expires in June 2022, with an option for Sanofi to extend for one additional year. If Sanofi elects to extend the collaboration, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens.
Under the terms of the Amended Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogen, with certain specified exceptions.
Pursuant to the Second Sanofi Amendment, Sanofi paid us an additional upfront payment of $300.0 million in August 2020. Additionally, in connection with the execution of the Second Sanofi Amendment, we and an affiliate of Sanofi, or the Investor, entered into a securities purchase agreement, or the Securities Purchase Agreement, for the sale and issuance of 4,884,434 shares of our common stock at a price of $25.59 per share representing a 50 percent premium to the
20-day
moving average share price prior to signing, for an aggregate purchase price of approximately $125.0 million, which was received in July 2020. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated on July 20, 2020.

Business Impact of the
COVID-19
Pandemic
The outbreak of
SARS-CoV-2
has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. While we have progressed certain of our preclinical programs, specifically in therapeutics for pulmonary diseases and in vaccine development under our collaboration with Sanofi, as further discussed above, in April 2020, we announced that enrollment and dosing had been paused in our Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19
pandemic. In September 2020, we announced that enrollment and dosing resumed. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19,
the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19
and the economic impact on local, regional, national and international markets. Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information on risks posed by the
COVID-19
pandemic, please see Part II, Item 1A – “Risk Factors – Risks Related to the
COVID-19
Pandemic,” included elsewhere in this Quarterly Report on Form
10-Q.
Components of Our Results of Operations
Revenue from Product Sales
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.
Collaboration Revenue
Pursuant to the Amended Sanofi Agreement, we and Sanofi will jointly conduct research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration expires in June 2022, with an option for Sanofi to extend for one additional year. If Sanofi elects to extend the collaboration, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens.
Under the terms of the Amended Sanofi Agreement, we have granted to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogen, with certain specified exceptions.
Under revenue recognition guidance, we account for: (i) the license we conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how
to be conveyed to Sanofi with respect to the Licensed Fields, (iii) our obligations to perform research and development on the Licensed Fields, (iv) our obligation to transfer licensed materials to Sanofi, (v) our obligation to manufacture and supply certain non-clinical
and clinical mRNA vaccines and materials containing mRNA until we transfer such manufacturing capabilities to Sanofi and (vi) the technology and process transfer as a single performance obligation. We recognize revenue using the cost-to-cost
input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost
input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. We recognize adjustments in revenue under the cumulative catch-up
method. Under this method, the impact of this adjustment on revenue recorded to date is recognized in the period the adjustment is identified.
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
The table below summarizes our direct research and development expenses incurred by program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Vaccine program	$8,437	$243	$20,412	$788
MRT5005 program	2,643	5,458	12,087	17,343
Discovery program	2,923	1,873	8,730	5,416
MRT5201 program	—	2,155	—	6,241
Oligonucleotide program	—	107	—	202
Unallocated research and development expenses	12,341	7,459	35,556	21,353

Total research and development expenses	$26,344	$17,295	$76,785	$51,343

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
Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, in September 2019, we announced our decision to discontinue the development of MRT5201. In addition, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, such as the recent pause in enrollment and dosing in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the COVID-19 pandemic, which has resumed, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.
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
Change in Fair Value of Contingent Consideration
In connection with our acquisition of the messenger RNA therapeutic platform, or MRT Program, from Shire Human Genetic Therapies, Inc., or Shire, a subsidiary of Takeda Pharmaceutical Company Ltd., we recognized contingent consideration liabilities for future potential milestone and earnout payment obligations. The contingent consideration was initially recorded at fair value on the acquisition date and is subsequently remeasured to fair value at each reporting date. Any changes in the fair value of the contingent consideration liabilities are recognized as operating income or expenses.
Impairment of Intangible Assets
In connection with our acquisition of the MRT Program, we recognized indefinite-lived in-process research
and development, or IPR&D, which is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. Following the impairment test, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. In September 2019, we announced our decision to discontinue the development of MRT5201 and, as a result, recorded an impairment charge.
Other Income, net
Other income, net primarily consists of income recognized in connection with our investments in money market funds and U.S. government agency bonds.
Benefit from Income Taxes
We recognized an income tax benefit of $0 and $0.5 million during the nine months ended September 30, 2020 and 2019, respectively. There was no income tax benefit recognized during the three months ended September 30, 2020 and 2019. The income tax benefits recognized during the nine months ended September 30, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$66,446	$1,266	$65,180
Operating expenses:
Research and development	26,344	17,295	9,049
General and administrative	9,163	6,881	2,282
Change in fair value of contingent consideration	14,190	(19,834)	34,024
Impairment of intangible asset	—	18,559	(18,559)

Total operating expenses	49,697	22,901	26,796

Income (loss) from operations	16,749	(21,635)	38,384
Other income, net	595	408	187

Income (loss) before benefit from income taxes	17,344	(21,227)	38,571
Benefit from income taxes	—	—	—

Net income (loss)	$17,344	$(21,227)	$38,571

Collaboration Revenue
Collaboration revenue was $66.4 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, which was derived from the Sanofi collaboration. The increase of $65.2 million was primarily related to increased activities for the vaccine program as well as a $30.9 million cumulative catch-up
of revenue resulting from the Second Sanofi Amendment and the related increase in the transaction price during the three months ended September 30, 2020. See “—Components of Our Results of Operations – Collaboration Revenue” above.
Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct external research and development expenses by program:
Vaccine program	$8,437	$243	$8,194
MRT5005 program	2,643	5,458	(2,815)
Discovery program	2,923	1,873	1,050
MRT5201 program	—	2,155	(2,155)
Oligonucleotide program	—	107	(107)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,014	4,629	1,385
Other	6,327	2,830	3,497

Total research and development expenses	$26,344	$17,295	$9,049

Research and development expenses were $26.3 million for the three months ended September 30, 2020, compared to $17.3 million for the three months ended September 30, 2019. The increase of $9.0 million was primarily due to continued development of our vaccine program associated with the Sanofi collaboration and our discovery program as well as an increase in personnel-related costs, partially offset by a decrease in our MRT5005 and MRT5201 programs.
Direct external expenses of our vaccine program increased by $8.2 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to increased activities for the vaccine program associated with the Sanofi collaboration.
Direct external expenses of our MRT5005 program decreased by $2.8 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to decreased manufacturing and clinical trial costs.

Expenses incurred in the three months ended September 30, 2019 related to manufacturing costs in preparation of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, for which there were no comparable manufacturing expenses in the same period in 2020. The decrease in clinical trial costs in the three months ended September 30, 2020 compared to the same period in 2019 was due to a pause in enrollment and dosing in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19
pandemic.
Direct external expenses of our discovery program increased by $1.1 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases.
Direct external expenses of our MRT5201 program decreased by $2.2 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the decision in 2019 to discontinue development of this program.
Unallocated research and development expenses increased by $4.9 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase of $1.4 million in personnel-related costs was primarily related to an increase in headcount in the three months ended September 30, 2020 compared to the same period in 2019. The increase of $3.5 million in other unallocated research and development expenses was due to an increase of $2.6 million primarily due to costs related to entering into the Second Sanofi Agreement and an increase of $1.4 million in occupancy costs, partially offset by a decrease of $0.4 million in professional fees.
General and Administrative Expenses
General and administrative expenses were $9.2 million for the three months ended September 30, 2020, compared to $6.9 million for the three months ended September 30, 2019. The increase of $2.3 million was primarily due to an increase of $1.2 million in costs related to entering into the Second Sanofi Amendment and an increase of $0.8 million in personnel-related costs primarily due to an increase in stock-based compensation expense.
Change in Fair Value of Contingent Consideration
During the three months ended September 30, 2020 and 2019, we recognized operating expenses of $14.2 million and operating income of $19.8 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations. The expense recognized during the three months ended September 30, 2020 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. This increase was primarily due to the time value of money due to the passage of time and a decrease in the discount rate.
Impairment of Intangible Asset
In September 2019, we announced our decision to discontinue the development of MRT5201. We determined this was an indicator of impairment and, as a result, retested the indefinite-lived IPR&D related to the ornithine transcarbamylase, or OTC, deficiency program for impairment. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, in the three months ended September 30, 2019, we recognized an impairment charge of $18.6 million representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program.

Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$87,420	$3,914	$83,506
Operating expenses:
Research and development	76,785	51,343	25,442
General and administrative	25,223	21,284	3,939
Change in fair value of contingent consideration	20,085	(3,243)	23,328
Impairment of intangible asset	—	18,559	(18,559)

Total operating expenses	122,093	87,943	34,150

Income (loss) from operations	(34,673)	(84,029)	49,356
Other income, net	1,447	1,286	161

Income (loss) before benefit from income taxes	(33,226)	(82,743)	49,517
Benefit from income taxes	—	486	(486)

Net loss	$(33,226)	$(82,257)	$49,031

Collaboration Revenue
Collaboration revenue was $87.4 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively, which was derived from the Sanofi collaboration. The increase of $83.5 million was primarily due to increased activities for the vaccine program during the nine months ended September 30, 2020 as well as a $30.9 million cumulative catch-up
of revenue resulting from the Second Sanofi Amendment and the related increase in the transaction price during the nine months ended September 30, 2020. See “—Components of Our Results of Operations – Collaboration Revenue” above.
Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct external research and development expenses by program:
Vaccine program	$20,412	$788	$19,624
MRT5005 program	12,087	17,343	(5,256)
Discovery program	8,730	5,416	3,314
MRT5201 program	—	6,241	(6,241)
Oligonucleotide program	—	202	(202)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	20,792	13,615	7,177
Other	14,764	7,738	7,026

Total research and development expenses	$76,785	$51,343	$25,442

Research and development expenses were $76.8 million for the nine months ended September 30, 2020, compared to $51.3 million for the nine months ended September 30, 2019. The increase of $25.4 million was primarily due to continued development of our vaccine program associated with the Sanofi collaboration and our discovery program as well as an increase in personnel-related costs, partially offset by a decrease in our MRT5201 and MRT5005 programs.
Direct external expenses of our vaccine program increased by $19.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increased activities for the vaccine program associated with the Sanofi collaboration.
Direct external expenses of our MRT5005 program decreased by $5.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to decreased manufacturing and clinical trial costs. Expenses incurred in the nine months ended September 30, 2019 related to manufacturing costs in preparation of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, for which there were no comparable manufacturing expenses in the same period in 2020. The decrease in clinical trial costs during the nine months ended September 30, 2020 compared to the same period in 2019 is due to a pause in enrollment and dosing in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19
pandemic.

Direct external expenses of our discovery program increased by $3.3 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases.
Direct external expenses of our MRT5201 program decreased by $6.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the decision in 2019 to discontinue development of this program.
Unallocated research and development expenses increased by $14.2 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase of $7.2 million in personnel-related costs was primarily related to an increase in stock-based compensation due to a stock option modification in the nine months ended September 30, 2020 as well as an increase in headcount in the nine months ended September 30, 2020 compared to the same period in 2019. The increase of $7.0 million in other unallocated research and development expenses was due to an increase of $3.4 million in amortization expense related to the definite-lived MRT intangible asset, an increase of $2.6 million primarily related to costs associated with entering into the Second Sanofi Agreement and an increase of $1.5 million in occupancy costs, partially offset by a decrease of $0.7 million in professional fees.
General and Administrative Expenses
General and administrative expenses were $25.2 million for the nine months ended September 30, 2020, compared to $21.3 million for the nine months ended September 30, 2019. The increase of $3.9 million was due to an increase of $2.0 million in costs related to entering into the Second Sanofi Amendment and an increase of $1.4 million in personnel-related costs primarily due to an increase in stock-based compensation expense.
Change in Fair Value of Contingent Consideration
During the nine months ended September 30, 2020 and 2019, we recognized operating expenses of $20.1 million and operating income of $3.2 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations. The expense recognized during the nine months ended September 30, 2020 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. This increase was primarily due to the time value of money due to the passage of time and a decrease in the discount rate.
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
Benefit from Income Taxes
During the nine months ended September 30, 2020 and 2019, we recognized an income tax benefit of $0 and $0.5 million, respectively. The income tax benefit recognized during the nine months ended September 30, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program as well as deferred tax assets recorded for net operating losses generated that have an unlimited carryforward period. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
Liquidity and Capital Resources
Since our inception through September 30, 2020, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “—Funding Requirements” and Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q
for a further discussion of our liquidity.

Through September 30, 2020, we have funded our operations primarily through sales of equity securities and research and collaboration agreements and we have received proceeds of approximately $1.1 billion from such transactions.
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
We are party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million.
Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. As of September 30, 2020, we have issued and sold an aggregate of 2,863,163 shares of our common stock, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$258,292	$(61,900)
Net cash provided by (used in) investing activities	97,922	(24,086)
Net cash provided by financing activities	233,256	129,642

Net increase in cash, cash equivalents and restricted cash	$589,470	$43,656

Operating Activities
During the nine months ended September 30, 2020, operating activities provided $258.3 million of cash, resulting from net cash provided by changes in our operating assets and liabilities of $252.2 million and net non-cash charges of $39.3 million, partially offset by our net loss of $33.2 million. Net cash provided by changes in our operating assets and liabilities consisted of a $291.9 million increase in deferred revenue as a result of the Second Sanofi Amendment and a $4.9 million increase in accrued expenses, partially offset by a $20.5 million increase in collaboration receivables, a $10.1 million increase in long-term prepaid rent, an $8.6 million decrease in accounts payable and a $5.8 million increase in prepaid expenses and other assets. Net non-cash charges for the nine months ended September 30, 2020 primarily consisted of a $20.1 million increase in the change in the fair value of contingent consideration which was primarily due to the time value of money due to the passage of time and a decrease in the discount rate, a $12.8 million charge to stock-based compensation expense and a $6.4 million charge for depreciation and amortization expense.
During the nine months ended September 30, 2019, operating activities used $61.9 million of cash, resulting from our net loss of $82.3 million and net cash used in changes in our operating assets and liabilities of $5.8 million, partially offset by net non-cash
charges of $26.2 million. Net cash used in changes in our operating assets and liabilities consisted of a $2.5 million increase in long-term prepaid rent, a $2.3 million increase in prepaid expenses and other assets and a $1.7 million decrease in accounts payable. Net non-cash
charges for the nine months ended September 30, 2019 primarily consisted of an impairment charge of $18.6 million representing the entire value of the indefinite-live IPR&D related to the OTC deficiency program resulting from our decision to discontinue the development of MRT5201 and an $8.4 million increase in stock-based compensation expense. These non-cash
expenses were partially offset by a net $3.2 million decrease in the change in the fair value of contingent consideration which was primarily due to the decision to discontinue the development of MRT5201, which resulted in the removal of the $23.2 million in contingent consideration liability related to this program, partially offset by an increase in the fair value of contingent consideration due to the continued progress of MRT5005, the time value of money due to the passage of time and a decrease in the discount rate.
Investing Activities
During the nine months ended September 30, 2020, net cash provided by investing activities was $97.9 million, consisting of $130.8 million of sales and maturities of short-term investments, partially offset by $27.4 million of purchases of short-term investments and $5.4 million of purchases of property and equipment.
During the nine months ended September 30, 2019, net cash used in investing activities was $24.1 million, consisting of $138.2 million of purchases of short-term investments and $2.2 million of purchases of property and equipment, partially offset by $116.3 million of sales and maturities of short-term investments.
Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $233.3 million, consisting of net cash proceeds of $153.6 million from public offerings of our common stock, $73.8 million in proceeds, excluding the premium paid in consideration for common stock of $51.2 million, from the Securities Purchase Agreement entered into with the Investor and $5.9 million in proceeds from option exercises.
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
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue ongoing and initiate new clinical trials of and seek marketing approval for our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•	continue the clinical development of MRT5005;

•	continue the development of mRNA vaccine candidates against infectious diseases, including MRT5500, the lead vaccine candidate against SARS-CoV-2;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

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
We believe that our existing cash and cash equivalents of $674.1 million as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Contractual Obligations and Commitments
During the nine months ended September 30, 2020, there were no material changes to our contractual obligations and commitments as of December 31, 2019 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report with the exception of the commitments as described below.
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
Under our license agreement with the Massachusetts Institute of Technology, or MIT, we are obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon our first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products. As a result of the Amended Sanofi Agreement, we will be required to pay MIT a portion of the $300.0 million upfront payment and a portion of the 50 percent premium payment in consideration for the common stock purchased under the Securities Purchase Agreement as well as future option and milestone payments that we may receive pursuant to the Second Sanofi Amendment. The amount payable to MIT is currently being negotiated between us and MIT and the final amount payable to MIT is unknown as this time. The amounts that we may owe to MIT will depend upon the relative value of the patents we licensed from MIT and sublicensed to Sanofi as compared to the other rights that we licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in our license agreement with MIT.
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
On June 30, 2020, the market value of our stock held by
non-affiliates
was greater than $700 million. As a result, we will cease being an emerging growth company and a smaller reporting company effective December 31, 2020 and will no longer be able to take advantage of the various reporting and other exemptions available to emerging growth companies as of such date. As of the date we file our first Quarterly Report on Form
10-Q
following December 31, 2020, we will no longer be able to take advantage of the various reporting and other exemptions to smaller reporting companies.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2020, we announced that enrollment and dosing were paused in our ongoing Phase 1/2 clinical trial of MRT5005 in patients with CF as a consequence of the
COVID-19
pandemic. In September 2020, we announced that enrollment and dosing resumed. Due to the uncertain environment associated with the
COVID-19
pandemic, we are unable to predict the rate of enrollment and timing for reporting data. Further, in response to the
COVID-19
pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that our non-laboratory
personnel work remotely. In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time. The
COVID-19
pandemic may further delay or otherwise adversely affect our clinical development activities as a result of many factors, including:

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
We and Sanofi may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against
SARS-CoV-2,
the virus responsible for
COVID-19.
In 2018, we entered into a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A., to develop infectious disease vaccines using our messenger RNA, or mRNA, technology. In March 2020, we and Sanofi amended this collaboration to include mRNA vaccines against
SARS-CoV-2,
the virus responsible for
COVID-19,
as an additional infectious disease pathogen and in July 2020, we and Sanofi further expanded our collaboration to develop mRNA vaccines for additional infectious diseases. Pursuant to the amended collaboration, we are leveraging our mRNA platform and Sanofi’s vaccine expertise to develop mRNA vaccines for infectious diseases, which includes a goal of discovering, developing and advancing rapidly into the clinic a
SARS-CoV-2
vaccine candidate.
Although we have selected MRT5500 as the lead
COVID-19
vaccine candidate, and we are expecting to begin a Phase 1/2 clinical trial to evaluate MRT5500 in the first quarter of 2021, the development of a
SARS-CoV-2
vaccine candidate is still in its early stages, MRT5500 may not be safe and may not successfully prevent
COVID-19
in a timely manner, if at all. In order to obtain regulatory approval to market a new biological product such as a
SARS-CoV-2
vaccine, we must demonstrate proof of safety, purity and potency in humans. To satisfy these requirements, we will have to conduct one or more adequate and well-controlled clinical trials. Before we can commence clinical trials for MRT5500, we must complete extensive preclinical testing and studies that support applicable regulatory approval to begin clinical trials. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if any applicable regulatory bodies will accept our proposed clinical program or if the outcome of our preclinical testing and studies will ultimately support the further development of MRT5500. As a result, we cannot be sure that we will be able to advance MRT5500 into clinical trials on the timeline we expect, if at all, and we cannot be sure that applicable regulatory authorities will allow clinical trials to begin. Moreover, even if we do initiate clinical trials for MRT5500, our development efforts may not be successful, and clinical trials that we conduct may not demonstrate sufficient safety, purity and potency necessary to obtain the requisite regulatory approvals for MRT5500.
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
SARS-CoV-2,
Sanofi could
de-prioritize
its support for the joint development of such a vaccine. We are also committing financial resources and personnel to the development of MRT5500, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, there are numerous efforts currently underway by other parties and collaborations to develop a vaccine for
COVID-19,
and another party may be successful in producing a safe or efficacious vaccine or other treatment for the disease before we can complete clinical development, and, in that case,
SARS-CoV-2
would be effectively contained before we are able to receive authorization for vaccine candidate.
Our failure to successfully develop, manufacture and commercialize MRT5500 could have an adverse effect on our business, prospects, financial condition and results of operations and cause us reputational harm, any of which could cause our stock price to decline.
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
Build-out
of a dedicated manufacturing space through a contract manufacturing partner was completed during the third quarter of 2020 and has the potential to accommodate multiple
250-gram
batches per month upon continued investments and third-party supplier arrangements. As it relates to development of MRT5500, depending on the final human dose and timing of scale-up activities, we estimate that we could have manufacturing capacity to produce
90-360 million
doses annually. However, the manufacture of mRNA-based therapeutics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We may face difficulties in production of MRT5500, including scaling up and validating production, potential shortages of raw materials, a failure by our contract manufacturer to comply with guidelines, specifications and regulations necessary for the manufacture of any vaccine candidate we seek to manufacture, and other disruptions relating to the manufacture of any potential
SARS-CoV-2
vaccine candidates.
We will also require substantial capital to commence and continue production of MRT5500, which capital may not be available in the time frame or amount needed. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials of MRT5500, increase the cost associated with the related clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of MRT5500 or approved vaccine may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in supply.

Risks Related to our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.
Since inception, we have incurred significant losses. Our net losses were $33.2 million and $113.3 million for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $392.7 million. We have funded our operations to date primarily through sales of equity securities and research and collaboration agreements. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the clinical development of MRT5005;

•	continue the development of mRNA vaccine candidates against infectious diseases, including MRT5500, the lead vaccine candidate against SARS-CoV-2;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

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
We believe that our existing cash and cash equivalents of $674.1 million as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements through 2023. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.
Our estimates regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

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
In December 2016, we acquired the mRNA therapeutic platform, or MRT Program, pursuant to the Shire Agreement. Under the Shire Agreement, we are obligated to make milestone payments to Shire of up to $60.0 million in the aggregate upon the occurrence of specified commercial milestones, including upon the first commercial sale of a product that includes or is composed of MRT compounds acquired from Shire, or MRT Product, for the treatment of cystic fibrosis, or CF, and upon the achievement of a specified level of annual net sales with respect to MRT Products. We are also obligated to make additional milestone payments of $10.0 million for each non-CF
MRT Product upon the first commercial sale of a
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
We do not currently have products approved for sale and are investing a significant portion of our efforts and financial resources in the development of MRT5005. In April 2020, we announced that enrollment and dosing had been paused in the ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19 pandemic.
In September 2020, we announced that enrollment and dosing resumed. Due to the uncertain environment associated with the
COVID-19
pandemic, we are unable to predict the rate of enrollment and timing for reporting data. We expect that the
COVID-19
pandemic will continue to impact our clinical trials as described above in “Risks Related to the
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
Before obtaining marketing approval for our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that our clinical trials, such as the planned Phase 1 trial for MRT5500 and our Phase 1/2 clinical trial of MRT5005 in patients with CF, will be conducted as planned, completed on schedule, if at all, or yield positive results. For example, in April 2020, we announced that enrollment and dosing had been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19
pandemic. In September 2020, we announced that enrollment and dosing resumed. Due to the uncertain environment associated with the
COVID-19
pandemic, we are unable to predict the rate of enrollment and timing for reporting data. We expect that the
COVID-19
pandemic will continue to impact our clinical trials as described above in “Risks Related to the
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
There can be no assurance that the success we achieved in preclinical studies of MRT5005 and MRT5500 or may achieve in preclinical studies of other product candidates will result in success in clinical trials of these product candidates. In addition, we cannot assure you that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
For example, our preclinical studies in animal models have been conducted using human mRNA, which differs from animal mRNA, making it difficult for us to use animal models to assess whether our product candidates are safe or effective in humans. Preclinical studies conducted in mice, rats and non-human
primates are not always indicative of clinical trial outcomes in humans.
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
Identifying, qualifying and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up
periods. We depend on Sanofi to design and conduct clinical trials for our vaccine candidates. As a result, we may not control the manner or time schedule in which these clinical trials are conducted, which may negatively impact our business operations. In addition, we anticipate competition recruiting patients for the anticipated future clinical trials of MRT5500, as many other companies are conducting or plan to conduct similar trials. In contrast, because our clinical trial of MRT5005 is focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Many CF clinical trial sites place importance on the review, ranking and sanctioning of CF patient advocacy groups. If CF patient advocacy groups do not timely sanction or highly rate our clinical trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials.
In April 2020, we announced that enrollment and dosing had been paused in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19
pandemic. Even though we were able to resume enrollment and dosing in this trial as announced in September 2020, we may encounter slower than expected enrollment or dosing delays due to the CF patient population, or CF advocacy groups may provide additional guidance for the safety of the CF population, which may delay the trial. At this time we are unable to predict the rate of enrollment and timing for reporting data. We expect that the
COVID-19
pandemic will continue to impact our clinical trial of MRT5005 as described above in “Risks Related to the
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
However, the development of MRT5005 or MRT5500 may ultimately prove to be unsuccessful or less successful than another product candidate in our pipeline that we might have chosen to pursue on a more aggressive basis with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaborative arrangement.
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
If our product candidates or proposed delivery modes are associated with undesirable side effects or have unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or raise other safety issues that delayed or prevented further development of the compound. Further, given the relatively small patient populations for which we are developing MRT5005, we expect to have to evaluate long-term exposure to establish the safety and tolerability of this product candidate in a chronic dose setting. The adverse effects from long-term exposure, as well as exposure in general, to our product candidates are unknown because they are a new class of therapeutics that have not previously been evaluated in a clinical trial. The risk of adverse or undesirable side effects therefore remains a significant concern, and we cannot assure you that these or other risks will not occur in any of our current or future clinical trials of MRT5005 or other product candidates that we may develop.
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
We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of MRT5005, MRT5500 or any future product candidates.
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
Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, Sanofi, Pfizer, Inc., Johnson & Johnson and AstraZeneca plc, among others, compete in the vaccine market. Although there is no approved vaccine against
COVID-19
on the market, competition to find a vaccine for
COVID-19
is intense, and moving rapidly. We are aware of several companies, such as Moderna, Inc., Novavax, Inc., BioNTech SE and Pfizer, Inc., as well as others, that have already commenced clinical trials of a vaccine against
COVID-19,
and there will likely be significant and consistent competition as these active programs mature.
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
SARS-CoV-2.
We have selected MRT5500 as the lead candidate for a vaccine against
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
Our collaboration with Sanofi may pose several risks, including the following:

•	Sanofi has significant discretion in determining the efforts and resources that it will apply to our collaboration;

•	Sanofi may not perform its obligations as expected;

•	The clinical trials conducted as part of our collaboration with Sanofi may not be successful;

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

•
Sanofi has an existing collaboration with GlaxoSmithKline plc to develop a
SARS-CoV-2
vaccine candidate that could compete with MRT5500, and Sanofi could further independently develop, or develop with third parties, products that compete directly or indirectly with any of our vaccine candidates if Sanofi believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

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
Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Even if we are able to successfully enter into collaborations with third parties for one or more of our programs or product candidates, such collaborations may be subject to risks similar to those described above under the risk factor captioned “We have an existing collaboration with Sanofi and we are highly dependent on the efforts of Sanofi to advance our vaccine development program, including the vaccine against
SARS-CoV-2.
If our collaboration with Sanofi is not successful, our business could be adversely affected
.
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

Our use of third-party manufacturers increases the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates. For example, we are party to a leasing arrangement with a third-party manufacturer, Albany Molecular Research, Inc., or AMRI, for the manufacture of certain portions of our product candidates. Although we were closely involved with the design and construction of the cleanroom suites, we may still experience delays in the development services provided by AMRI. Such delays could materially adversely affect our business.
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
post grant review,
inter partes
review and equivalent proceedings in foreign jurisdictions. For example, as of November 2, 2020, six of our patents issued in Europe are under opposition, including two with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Further, as set forth above in the risk factor captioned “We and Sanofi may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against
SARS-CoV-2,
the virus responsible for
COVID-19,
”
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

While the opportunity to receive a priority review voucher was meant to expire for those companies that had not received a designation by September 30, 2020, Congress authorized a short-term extension on that date. According to these new sunset provisions, after December 11, 2020, the FDA may only award a voucher for an approved RPDD product application if the sponsor has the designation for the drug and that designation was granted by December 11, 2020. After December 11, 2022, the FDA may not award any priority review vouchers. The Creating Hope Reauthorization Act, which was received in the Senate on September 30, 2020, proposes to replace those cutoffs with September 30, 2024 and September 30, 2026, respectively, thus extending the authorized period for RPDD and granting of RPDD priority review vouchers from the 21st Century Cures Act by four years. It remains to be seen, however, whether such legislation will be enacted into law.
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

Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket
by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket
spending, and drug price increases. Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket
drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.
In addition, on July 24, 2020, President Trump issued four executive orders intended to lower the costs of prescription drug products. The first order would require all federally qualified health centers to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare’s 340B Drug Discount Program. The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.
The third order was intended to reduce the costs of drugs by supporting the safe importation of prescription drugs. Specifically, the order calls upon the HHS to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import
both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale. This action preceded the finalization of a rulemaking on September 24, 2020 that allows states or certain other non-federal
government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own
FDA-approved
drugs that are authorized for sale in other countries (multi-market approved products).
The fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program. Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale.
Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale
in order to lower the patient’s
out-of-pocket
costs and permit the use of certain bona fide PBM service fees. Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.
Following issuance of these orders, President Trump issued a fifth executive order which instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.
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
We believe our executive officers, directors and stockholders which own more than 5% of our outstanding common stock, in the aggregate, beneficially own more than a majority of our capital stock. One of our directors is affiliated with a stockholder who beneficially owns more than 5% of our outstanding common stock. We also have one stockholder who holds approximately 24% of our outstanding common stock. If these stockholders were to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and business affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in management of our company that other stockholders disagree with.
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
In July 2020, we issued and sold 4,884,434 shares of common stock to the Investor in connection with the Second Sanofi Amendment. We registered these shares on a registration statement in August 2020, covering the resale by the Investor of the common stock purchased in the private placement and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. The Investor will not, and will cause its affiliates not to, sell or transfer the shares without our prior written approval, subject to specified conditions, until January 2022. In May 2019, we completed a private placement of 5,582,940 shares of our common stock to several accredited institutional investors. We have filed a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act. Furthermore, we have registered an aggregate of 14,042,632 shares of our common stock on Form
S-8
to be issued to our employees under certain employee benefit plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.
We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell an indeterminate amount of registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $100.0 million of common stock pursuant to one or more “at the market” offerings. Through September 30, 2020, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,863,163 shares of our common stock, for gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the three months ended September 30, 2020. In June 2020, we completed a public offering in which we issued and sold 5,681,819 shares of common stock and a stockholder sold 6,824,992 shares of common stock registered under our universal shelf registration statement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
Sales of substantial amounts of shares of our common stock or other securities our stockholders, by Jefferies pursuant to the Sales Agreement, under our universal shelf registration statement or otherwise could also dilute our stockholders.
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
As a public company, and particularly after we cease to be an emerging growth company, or EGC, as of December 31, 2020, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, after we cease to be an EGC, we will be required to comply with auditor attestation requirements, increased disclosure obligations and other reporting requirements, which will likely increase our costs in the upcoming fiscal year. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.
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

Item 5. Other Information.
On November 3, 2020, referred to as the Lease Commencement Date, we entered into an Indenture of Lease, or the Lease, with Boston Properties Limited Partnership, a Delaware limited partnership, referred to as the Landlord, for approximately 138,444 square feet of office and laboratory space, or the Premises, for our new headquarters to be located at 200 West Street, Waltham, Massachusetts 02451. The Lease has an initial
10-year
term, and we have an option to extend the Lease for one additional
10-year
term.
We are obligated to pay rent beginning 12 months after the Lease Commencement Date, referred to as the Rent Commencement Date, subject to a possible
180-day
extension due to
COVID-19
pandemic-related work delays. Base rent shall be $5.7 million for the first year following the Rent Commencement Date and approximately $8.0 million for the second year following the Rent Commencement Date and thereafter shall be subject to a 3% annual increase. Our aggregate minimum annual lease payment under the Lease during the initial term shall be $86.8 million. We also will be required to pay certain operating expenses of the Premises, including our share of real estate taxes and utilities.
Landlord has provided us with an allowance, or the TI Allowance, for tenant improvements of $190.00 per square foot of the Premises. The TI Allowance can be used for payment of design, permits, and construction costs in connection with the construction of such tenant improvements. The TI Allowance shall be paid by the Landlord as a reimbursement so long as we have satisfied the specified requisition conditions, including the completion of the tenant improvements.
During the first seven years of the initial
10-year
term of the Lease, we may elect to expand the Premises to include the entire rentable floor area of a new wing to be constructed in a location adjacent to the Premises, which is currently anticipated to contain 130,000 square feet of rentable floor area, referred to as the Expansion Space. Base rent for the Expansion Space, if we elect to lease such space, shall be the amount equal to an annual rate of return on the total project costs (as reasonably determined by the Landlord) equal to 275 basis points over the average yield on
10-year
U.S. Treasury notes. If we elect to expand the Premises, we and the Landlord will negotiate in good faith an amendment to the Lease, which shall include terms such as commencement date, rent commencement date and any tenant improvement allowance for the Expansion Space.
We shall have the right to sublet or assign the Lease, subject to the Landlord’s consent. In the event we sublet more than 50% of the Premises for all or substantially all of the remaining lease term, then the Landlord shall have the right to terminate the Lease. The Landlord also has the right to terminate the Lease upon default under the Lease by us, such default including, but not limited to, failure to pay rent, an assignment or sublet in violation of the Lease, our bankruptcy or insolvency, and abandonment of the Premises.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	First Amendment, dated September 22, 2020 to Suite Retention and Development Agreement, dated September 9, 2019, by and between Albany Molecular Research, Inc. and the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Translate Bio, Inc.

Date: November 5, 2020	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ John R. Schroer
John R. Schroer
Chief Financial Officer and Treasurer