Form 10-K
period 2020-12-31
Translate Bio, Inc.
filed 2021-03-01
CIK 1693415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2020, was $825,813,865.
The number of shares of registrant’s common stock outstanding as of February 24, 2021 was

75,211,832.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, scheduled to be held on June 16, 2021, are incorporated by reference into Part III of this Report.

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

•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments and the period in which we expect that such cash, cash equivalents and investments will enable us to fund such operating expenses and capital expenditure requirements;

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form
10-K,
particularly in the “Risk Factor Summary” below and in Part I, Item 1A “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Risk Factor Summary
Investment in our securities involves risk. You should carefully consider the following summary of what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of this Annual Report on Form
10-K
and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
If any of the following risks occurs, our business, financial condition and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.

•
The
COVID-19
pandemic has, and may continue to, adversely disrupt our operations, including our ability to complete our ongoing clinical trials, and may have other adverse effects on our business and operations. The pandemic has caused substantial disruption in the financial markets and economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.

•
We and Sanofi Pasteur Inc., the vaccines global business unit of Sanofi S.A., may not successfully develop on an expedited timeframe an mRNA vaccine against a novel strain of coronavirus named
SARS-CoV-2,
which causes
COVID-19.

•
The manufacture, scale, validation and production of our potential
SARS-CoV-2
vaccine candidate, or MRT5500, is complex and uncertain. We may encounter difficulties and face competition from currently approved vaccines, and our ability to develop and provide a vaccine, if approved, could be delayed, interrupted or halted.

•
We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability. As of December 31, 2020, we had an accumulated deficit of $413.3 million.

•	Our approach to the discovery and development of product candidates based on mRNA is unproven, and we do not know whether we will be able to successfully develop any products.

•
We are dependent on the success of MRT5005 for patients with cystic fibrosis. If we are unable to complete satisfactorily the clinical development of, obtain marketing approval for or successfully commercialize MRT5005, our business would be substantially harmed.

•	Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes.

•	We may not have sufficient quantities of our product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•
If we are unable to obtain and maintain patent protection for our products and technology, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected.

•
If we fail to comply with our obligations under our licenses to develop and commercialize our product candidates, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

•
If we are ultimately unable to obtain regulatory approval for our product candidates under the U.S Food and Drug Administration, the European Medicines Agency and other regulatory authorities, our business will be substantially harmed.

•	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

PART I
Item 1. Business.
Overview
We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. In addition, we are pursuing discovery efforts in diseases that affect the liver. We are also pursuing the applicability of our MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccines global business unit of Sanofi S.A.
The outbreak of
SARS-CoV-2
and the resulting
COVID-19
pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, communities and business operations, as well as economies and financial markets worldwide. In 2020, we progressed certain of our preclinical programs, specifically in therapeutics for pulmonary diseases and in vaccine development under our collaboration with Sanofi, as further discussed herein. However, as a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the ongoing Phase 1/2 clinical trial in patients with cystic fibrosis, or CF, was paused in April 2020 and then resumed in September 2020. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19,
the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19
and the economic impact on local, regional, national and international markets. Management actively monitors this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information on risks posed by the
COVID-19
pandemic, please see Part I, Item 1A—“Risk Factors—Risks Related to the
COVID-19
Pandemic,” included elsewhere in this Annual Report on Form
10-K.
We are developing MRT5005 for the treatment of CF, which is the most common fatal inherited disease in the United States. According to the Cystic Fibrosis Foundation, or CFF, CF affects approximately 30,000 patients in the United States and a total of more than 70,000 patients worldwide and leads to premature death. CF is caused by genetic mutations that result in dysfunctional or absent cystic fibrosis transmembrane conductance regulator, or CFTR, protein. CF leads to mucus buildup in the lungs, pancreas and other organs, and mortality is primarily driven by a progressive decline in lung function.
We believe MRT5005 is the first clinical-stage mRNA product candidate designed to deliver mRNA encoding fully functional CFTR protein to the lung. We have designed MRT5005 to be inhaled via a handheld nebulizer. Once the inhaled MRT5005 has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations; therefore, there remains a significant unmet medical need for patients with CF who have genetic mutations non-amenable
to currently approved CFTR modulating therapies. Additionally, patients treated with these current therapies still suffer from a long-term decline in lung function and exacerbations that require hospitalization. MRT5005 is being developed to treat the underlying cause of CF, regardless of the specific genetic mutation, including in patients with limited or no CFTR protein. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation, fast track designation and rare pediatric disease designation for MRT5005 for the treatment of CF.
We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single- and multiple-ascending doses of MRT5005. The clinical trial is investigating several groups receiving five once-weekly doses, as well as a group receiving five daily doses. Percent predicted forced expiratory volume in one second, or ppFEV
1
, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial. In April 2019, we completed dosing of patients in the originally planned single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial, which included 8, 16 and 24 mg SAD groups, and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose
levels with no serious adverse events reported at any dose level. Marked increases in ppFEV
1
were observed after a single dose of MRT5005, primarily at the mid-dose
level. Based on the analysis of the interim results, we amended the clinical trial protocol to evaluate additional dose levels. We added a 20 mg SAD group and 12 and 20 mg multiple-ascending dose, or MAD, groups; the MAD portion of the clinical trial includes 8, 12, 16 and 20 mg MAD groups. In January 2021, we announced that we completed enrollment and dosing in the dose cohorts comprising the second interim data analysis, including the 8, 12 and 16 mg MAD groups and the 20 mg SAD group. We anticipate reporting interim clinical data from these cohorts early in the second quarter of 2021. The clinical trial continues to enroll and dose in the remaining dose groups, which include a 20 mg MAD group and the daily dosing cohort.
We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need. Building upon the MRT5005 program’s success to date, we are exploring innovation in the MRT platform including novel lipid nanoparticles, or LNPs, protein engineering and codon optimization approaches and manufacturing process enhancements to identify next-generation CF candidates that can support expansion of our pipeline opportunities. Beyond CF, we have discovery efforts underway to identify lead product candidates in additional pulmonary diseases, including primary ciliary dyskinesia, or PCD, and pulmonary arterial hypertension, or PAH.
We continue to explore ways to apply our mRNA and delivery platform expertise to diseases where the degradation of a protein would lead to therapeutic benefit. We believe that using mRNA to enable the production of a molecule that can help tag a target protein for destruction within the cell may have advantages over other protein degradation approaches, including the ability to reach previously undruggable therapeutic targets and increase target selectivity. Additionally, we are evaluating the potential of delivering mRNA encoding therapeutic antibodies. We have early discovery efforts ongoing in these areas.
Additionally, we are leveraging the broad applicability of our platform through a collaboration with Sanofi to develop infectious disease vaccines using our mRNA technology. In the case of vaccines, the mRNA instructs certain cells in the body to produce an antigen that will induce an immune response to an infectious pathogen. Under the collaboration with Sanofi, we are jointly conducting research and development activities to advance vaccines targeting up to seven infectious disease pathogens. As part of the ongoing vaccine development program, comprehensive in vivo
studies have been conducted across several infectious disease targets. Multiple development candidates have been evaluated against distinct pathogens, all of which were well tolerated across all species tested. Multiple antigens have been tested with all demonstrating robust neutralization titers. Two of the target pathogens under development are
SARS-CoV-2
and influenza. After evaluation of multiple
COVID-19
vaccine candidates
in vivo
for immunogenicity and neutralizing antibody activity, MRT5500 was selected as the lead candidate for a vaccine against
SARS-CoV-2.
In October 2020, preclinical data was reported demonstrating that MRT5500 induced potent neutralizing antibodies against
SARS-CoV-2
in mice and
non-human
primates, or NHPs. Two doses of MRT5500 in NHPs induced neutralizing antibody levels significantly higher than those observed in a panel of samples from
COVID-19
patients. It was also demonstrated that MRT5500-immunized mice and NHPs exhibited a
Th1-biased
T cell response against
SARS-CoV-2.
Vaccine-associated enhanced respiratory disease, or VAERD, has generally not been reported to be associated with a
Th1-biased
T cell response and therefore these data suggest the potential for a reduced risk for VAERD. A Phase 1/2 clinical trial to evaluate MRT5500 is expected to begin in the first quarter of 2021. For information on risks related to our successful development of a vaccine against
COVID-19,
please see Part I, Item 1A—“Risk Factors—Risks Related to the
COVID-19
Pandemic,” included elsewhere in this Annual Report on Form
10-K.
For the influenza vaccine program, lead LNP/mRNA formulations are being evaluated in preclinical studies to support a clinical proof of technology trial anticipated to begin mid-year
2021. Preclinical studies are ongoing for targets against additional viral and bacterial pathogens.
The successful development of our product candidates will require, among other things, our mRNA manufacturing capabilities. To date, we have established
100-gram
single-batch production with our clinical-stage mRNA therapeutics platform.
Build-out
of a dedicated manufacturing space through a contract manufacturing partner was completed during the third quarter of 2020 and has the potential to accommodate multiple
250-gram
batches per month upon continued investments and third-party supplier arrangements. As it relates to the development of a
COVID-19
vaccine, depending on the final human
COVID-19
vaccine dose and timing of
scale-up
activities, we estimate that we could have manufacturing capacity to produce
90-360 million
doses annually. We plan to further expand our mRNA manufacturing capabilities to increase production capacity and will need to work with raw material and other third-party suppliers to achieve this goal.
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
Our product candidates consist of two major components: the protein-coding mRNA and a delivery vehicle. Once we have established delivery capability to a target tissue, we can design new product candidates that vary only in the mRNA sequence, which we expect will allow for rapid target and product candidate identification. We are continuing the development of next-generation delivery systems with unique chemistries focused on different routes of administration including pulmonary, systemic and intramuscular. We believe this will enable our MRT platform to be flexible and scalable as we develop additional product candidates. We engineer our mRNA sequences for enhanced stability and to provide for optimal expression of desired proteins. Our mRNA is manufactured by a proprietary, cell-free, enzyme catalyzed process using structural components that are identical to natural mRNA within the body. We then formulate the product candidate by packaging our biosynthetic mRNA into proprietary LNP delivery vehicles that are optimized for distribution to specific tissues. We are initially focused on the development of product candidates to treat diseases of the lung and have generated substantial preclinical data and early clinical data to support mRNA delivery to this target tissue through nebulization. We also believe that our platform has the potential to apply across a broad array of diseases and target tissues. In our preclinical studies, we have observed targeted delivery to the liver, eye, central nervous system, lymphatic system and circulatory system, and we have also observed the ability of our platform to enable the production of antibodies.
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

Our Strategy
Our vision is to build a leading mRNA product company, leveraging our extensive experience with proprietary mRNA product development, delivery, manufacturing and process development. Our proprietary MRT platform has enabled us to focus on direct therapeutic approaches to treat specific genetic diseases with significant unmet medical need. We are primarily focused on applying our MRT platform to treat pulmonary diseases where the production of proteins can modify disease. We are also leveraging our platform’s broad applicability to treat other diseases, including liver diseases, as well as to prevent disease through the development of infectious disease vaccines. To realize our vision, we plan to advance multiple programs to clinical stage, add new pipeline programs and continue to innovate on the mRNA platform. In order to achieve these goals, we plan to increase our research and development investments, add key in-house
capabilities, deepen our platform and delivery expertise as well as expand our infrastructure and facility size. We also plan to appropriately invest in manufacturing and commercial capabilities to support continued growth and advancement and our ultimate goal of delivering mRNA medicines to treat or prevent life-threatening or debilitating illnesses.
The key components of our strategy to achieve our goals include:

•
Rapidly advance MRT5005 through clinical development as a
first-in-class
treatment to provide mRNA encoding the fully functional CFTR protein initially in patients with CF who are considered non-amenable
to currently approved CFTR modulators with the potential to pursue future clinical development in all patients with CF, regardless of the specific genetic mutation.

•	Pursue the development of mRNA infectious disease vaccines through our collaboration with Sanofi, including vaccines against influenza and SARS-CoV-2.

•	Focus primarily on identifying product candidates for additional pulmonary diseases caused by insufficient protein production through use of our lung delivery platform.

•
Develop additional product candidates that address diseases with significant unmet medical need in which the production of a desirable protein or the degradation of an unwanted protein can have a therapeutic effect or that could be applied to produce therapeutic antibodies and vaccines in areas such as infectious disease and other diseases.

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
The Role of mRNA
mRNA is a fundamental component of gene expression. It is the key link in the process of translating genetic information encoded in DNA into instructions that are used by cells to produce the proteins needed to carry out essential cellular functions. These instructions are processed through cellular mechanisms in two steps: transcription and translation. During transcription, a gene that encodes an amino acid sequence for a particular protein is transcribed into a complementary sequence of mRNA. The mRNA then carries these instructions to other areas of the cell where the instructions are translated by ribosomes, which are specialized molecular machines within cells that carry out protein synthesis. During translation, the ribosomes use the instructions conveyed by mRNA as a template for assembling the amino acids to create the desired protein. The following graphic illustrates the transcription and translation processes.

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
Gene Therapy
Gene therapy is the process of introducing a functional copy of a defective gene sequence into a patient’s cells to express the desired protein. However, some current gene therapy approaches do not efficiently integrate this functional genetic sequence into the genome, while other approaches randomly integrate thereby causing safety concerns. A consequence of the failure to efficiently integrate the genetic sequence into the genome is that the functional genetic sequence is not effectively passed to new cells following cell division. As a result, in genetic disorders that involve dividing cells, such as epithelial cells of the lung, the efficacy of gene therapy may be limited. Repeated gene therapy treatments may be required to effectively treat such disorders. However, the ability to provide repeated treatments is limited by current gene therapy’s reliance on the delivery through a viral vector, which is an engineered virus that is designed to express genes of interest and results in serious challenges concerning safety and immunogenicity, such as neutralizing antibodies. The success of this approach is further limited by difficulties in delivering the therapy to the cell nucleus, which is a crucial step to ensure ultimate expression of the desired therapeutic protein. The cost of manufacturing gene therapy product candidates in large scale is also significant.
Gene Editing
Gene editing seeks to permanently replace, delete or repair a defective gene sequence at the natural gene location in a patient’s genome. In contrast to gene therapy, an edited genetic sequence would be replicated in new cells following cell division, thereby reducing or eliminating the need for repeat dosing. However, current methods of gene editing face significant limitations, including unwanted on-
and
off-target
modifications to DNA, failure to make the intended modification, challenges in introducing the particular edit into the cell nucleus, and manufacturing complexities. There are currently no approved gene editing products and there is limited clinical experience with this approach.
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
However, the development of mRNA therapy has been limited due to the following key challenges:

•	Stability : mRNA is susceptible to rapid degradation by nucleases, including ribonuclease, or RNase, which can limit the duration of the therapeutic effect.

•	Immunogenicity : An effective therapeutic mRNA must be pure and in a form not recognized by the body as foreign to avoid triggering an immune response.

•	Delivery : Therapeutic mRNA must be safely and effectively delivered across the cell membranes of the target tissues without off-target toxicity and degradation.

•
Manufacture of mRNA Products
: It is difficult to achieve scalable and cost-effective manufacturing of stable and non-immunogenic
therapeutic mRNA in quantities sufficient to support clinical trials and commercial production.

We believe that our scientific expertise and years of investment in mRNA construct design, delivery and manufacturing have allowed us to overcome many challenges that have limited the development of mRNA therapy.
Our MRT Platform
Our MRT platform has enabled us to discover product candidates designed to deliver mRNA that can carry instructions to produce intracellular, transmembrane and secreted proteins. Our platform is also designed to be flexible and scalable by allowing for the development of MRT product candidates that vary only in the mRNA sequence and the tissue-specific delivery vehicle. This modular nature of our platform may allow us to rapidly advance into new indications after successfully establishing delivery vehicles for specific tissues. For example, we are utilizing our MRT platform in an effort to identify and rapidly develop new product candidates designed to address the underlying causes of additional diseases of the lung. We are also continuing the development of potential next-generation delivery systems with unique chemistries tailored for different routes of administration including pulmonary, systemic and intramuscular, which are tailored for specific disease applications.

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

Advantages of our MRT Platform
We believe that our proprietary MRT platform and the design of our product candidates, which consist of the protein-coding mRNA and a delivery vehicle, will enable us to overcome the challenges of mRNA therapy and allow for chronic dosing of our MRT product candidates for the following reasons:

•
Enhanced Stability
. Our mRNA design, manufacturing processes and nanoparticle formulations are designed to protect our mRNA from degradation by nucleases, including RNase, and by chemical or physical forces, in order to achieve the appropriate duration of therapeutic effect.

•
Targeting Lower Immunogenicity
. We use
manufacturing processes to remove impurities and we design our mRNA using structural components that are identical to natural mRNA within the body, thereby potentially reducing the risk of stimulating an immune response.

•
Tissue-Specific Delivery
. Our delivery technology is designed for efficient encapsulation and cellular uptake in target tissues, thereby reducing the risk of degradation, off-target
toxicity and unwanted stimulation of the immune system.

•
Scalable and Flexible Manufacturing
. We employ a unique, biosynthetic, cell-free process to manufacture pure, high-quality mRNA and delivery vehicles with significant potency at a scale suitable for clinical trials and that is designed to be scaled to support commercial production.

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
Delivery
After we create the desired mRNA sequences, we package our mRNA sequences into delivery vehicles, such as our LNPs, that are customized for delivery to specific tissues. We design our delivery vehicles for optimal size, surface charge and lipid composition.
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
Broad Applicability of our MRT Platform in Additional Therapeutic Areas
We believe that our MRT platform may be applied across a broad array of diseases and target tissues via multiple routes of administration where the production of a desired protein or the degradation of a protein can provide therapeutic benefit. In addition to the inhalation administration employed for our lead program for the treatment of CF, we have observed successful production of the desired proteins through other routes of administration in preclinical studies, which may allow us to develop MRT product candidates for the treatment of a wide range of rare and non-rare
diseases, including diseases of the liver.
Broad Applicability of our MRT Platform for Infectious Disease Vaccines
In furtherance of our intention to leverage the broad applicability of our MRT platform beyond its current therapeutic applications, we have established a collaboration and license agreement with Sanofi to develop mRNA vaccines for infectious diseases.

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

Therapies
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
We believe MRT5005 is the first clinical-stage mRNA product candidate designed to deliver mRNA encoding fully functional CFTR protein to lung epithelial cells. We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single- and multiple-ascending doses of MRT5005. The clinical trial is investigating several groups receiving five once-weekly doses, as well as a group receiving five daily doses.

ppFEV
1
, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial. In April 2019, we completed dosing of patients in the originally planned SAD portion of the Phase 1/2 clinical trial, which included 8, 16 and 24 mg SAD groups, and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose
levels with no serious adverse events reported at any dose level. Marked increases in ppFEV
1
were observed after a single dose of MRT5005, primarily at the mid-dose
level. Based on the analysis of the interim results, we amended the clinical trial protocol to evaluate additional dose levels. We added a 20 mg SAD group and 12 and 20 mg MAD groups; the MAD portion of the clinical trial includes 8, 12, 16 and 20 mg MAD groups. In January 2021, we announced that we completed enrollment and dosing in the dose cohorts comprising the second interim data analysis, including the 8, 12 and 16 mg MAD groups and the 20 mg SAD group. We anticipate reporting interim clinical data from these cohorts early in the second quarter of 2021. The clinical trial continues to enroll and dose in the remaining dose groups, which include a 20 mg MAD group and the daily dosing cohort.
Cystic Fibrosis
CF is the most common fatal inherited disease in the United States. CF results in mucus buildup in the lungs, pancreas and other organs, and mortality is primarily driven by a progressive decline in lung function. There is no cure for CF. According to the CFF, the median age at death for patients with CF in the United States was 32.4 years in 2019. According to the CFF, approximately 30,000 patients in the United States and more than 70,000 patients worldwide are living with CF and approximately 760 new cases of CF in the United States were diagnosed in 2019. Patients with CF experience frequent pulmonary exacerbations, chronic infections and persistent inflammation, all of which may require outpatient doctor visits and hospitalizations. In some severe cases, these patients require lung transplants. The quality of life for patients with CF is severely compromised and requires significant self-care time, including life-long treatment with multiple daily medications, use of nebulizers and physiotherapy.
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
For patients with certain genetic mutations, four medications, all marketed by Vertex Pharmaceuticals Inc., or Vertex, have been shown to have direct effects on CFTR. The first is ivacaftor, or Kalydeco, a small molecule which stimulates the activity of certain types of defective CFTR and is known as a CFTR potentiator. The second is Orkambi, a small molecule which combines ivacaftor and lumacaftor, another CFTR-specific drug that helps stabilize defective and misfolded CFTR molecules, allowing increased trafficking of CFTR to the cell membrane rather than to protein degradation pathways. Orkambi was approved by the FDA based on its ability to improve lung function in subsets of patients with CF with certain genetic mutations. A third drug, tezacaftor/ivacaftor and ivacaftor, or Symdeko, was approved by the FDA for the treatment of patients with CF who are homozygous for the F508del mutation in the CFTR gene or have at least one mutation in their CFTR gene that is responsive to tezacaftor/ivacaftor. A fourth drug, elexacaftor/tezacaftor/ivacaftor and ivacaftor, or Trikafta, was approved for all patients who have at least one F508del mutation. Vertex reported net product revenues of $6.2 billion and $4.2 billion from sales of Trikafta, Symdeko, Orkambi and Kalydeco in 2020 and 2019, respectively. While these therapies improve lung function, they are limited to patients with certain genetic mutations. Patients treated with approved modulators may still experience pulmonary exacerbations, which are typically caused by bacterial infections in the lungs. None of the approved modulators are able to halt the progressive decline in pulmonary function, which represents a significant unmet medical need.
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
Our Solution: MRT5005
We are developing MRT5005 to treat the underlying cause of CF, regardless of the genetic mutation, including in patients with limited or no CFTR protein. We designed MRT5005 to be inhaled via a handheld nebulizer. Once the inhaled MRT5005 has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. Our CFTR mRNA encodes the protein that forms a functional ion channel that is defective or absent in patients with CF, and we have observed functionally active ion channels in preclinical studies. In our preclinical studies we have observed dose-dependent increases in CFTR being restored to cell membranes. The inhaled formulation of MRT5005 resulted in broad CFTR expression in lung tissue. We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of MRT5005 in patients with CF. As further discussed below, interim single-dose data from our Phase 1/2 clinical trial supports delivery of MRT5005 resulting in the production of fully functional CFTR protein.
Phase 1/2 Clinical Trial.

In our double-blind, placebo-controlled Phase 1/2 clinical trial of MRT5005, we plan to enroll up to 40 adult patients with CF who have two Class I and/or Class II mutations, across multiple sites in the United States. The primary endpoint of the trial is to assess the safety and tolerability of single- and multiple-ascending doses of MRT5005 administered by nebulization. In the MAD portion of the clinical trial, MRT5005 is administered once weekly for five weeks. There is also a daily dose cohort in which MRT5005 is administered once daily for five days. In this Phase 1/2 clinical trial, we are also performing measurements of ppFEV
1,
which represents the amount of air that can be exhaled from the lungs in one second. The rate of decline in ppFEV
1
in patients with CF is considered a strong clinical predictor of mortality. In patients with CF, lung function is typically reported as a percentage of their ppFEV
1
compared to that of a healthy individual of the same height, sex and race. We expect to design future clinical trials in which improvements in ppFEV
1
or the reduction of pulmonary exacerbations will be the primary efficacy endpoint. The Phase 1/2 clinical trial of MRT5005 for the treatment of CF is being conducted in collaboration with the Cystic Fibrosis Foundation Therapeutics Development Network and the Emily’s Entourage Patient Registry.
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
Safety, Tolerability and Pharmacokinetic Summary
.

The most common adverse events through Day 29 were cough and headache. There were no treatment-emergent serious adverse events. All treatment-emergent adverse events, or TEAEs, were considered mild to moderate. Five patients, three of whom were in the 24 mg dose group, experienced transient, mild to moderate febrile reactions deemed related to study drug. These events occurred approximately
4-10
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
Lung Function (ppFEV
1
) Summary.

A primary measure of lung function, ppFEV
1
, was assessed at
pre-defined
timepoints throughout the trial. Patients in the pooled placebo group and the 8 mg dose group did not show a marked improvement in ppFEV
1
. In the
eight-day
period after dosing, the three patients in the 16 mg dose group demonstrated maximal ppFEV
1
increases of 11.1%, 13.6% and 22.2%, for a mean maximum increase from baseline (+/- standard deviation) of 15.7% (5.8). Of the three patients in the 16 mg dose group, two were on a stable CFTR modulator treatment regimen for at least 28 days, while the third had a genotype that is considered non-amenable
to CFTR modulator treatments. Of the three patients in the 24 mg dose group, through Day 8, one patient experienced a maximum increase in ppFEV
1
from baseline of 21.4%, while two patients did not show a marked increase in ppFEV
1
.

Current Phase 1/2 Clinical Trial Design and Status.

Based on the first interim analysis of the SAD (Part A) data, we implemented certain protocol changes in this ongoing Phase 1/2 clinical trial. In the SAD portion of the trial, we amended the clinical trial protocol to include an additional 20 mg single dose group of four patients. In the MAD portion of the trial (Part B), we amended the clinical trial protocol to add 12 and 20 mg dose groups with four patients each, the latter dosing group contingent on successful completion of the 20 mg single dose group and an acceptable safety profile in the lower MAD groups. We no longer plan to evaluate a 24 mg dose group in the MAD portion of the trial. We made an additional amendment in the third quarter of 2020 to evaluate daily dosing of MRT5005 once daily for five days, which will include eight patients with CF.
Preclinical Validation of Our Approach.

Human CFTR protein is a large, transmembrane protein that undergoes critical folding and extensive glycosylation prior to being trafficked to incorporate into the membrane of the cell within the lungs. By delivering mRNA encoding the CFTR protein to cells, we rely on the endogenous ribosomes to translate the proper CFTR protein and other endogenous cellular machinery to accurately fold, glycosylate and traffic the protein to its natural state and location within the cell.
Prior to the initiation of our Phase 1/2 clinical trial, our preclinical program included in vitro
studies as well as
in vivo
studies in multiple species to establish the ability of our MRT platform for the treatment of CF. We conducted in vitro
studies in which we observed that our CFTR mRNA drug substance successfully resulted in the production of human CFTR protein and we observed ion channel activity of the measured CFTR protein. We obtained substantial data through in vivo
studies conducted in mice, rats and NHPs. In these studies, we observed successful mRNA delivery and subsequent human CFTR protein production within the lungs of all species tested. In addition, we generated ion channel activity, biodistribution, pharmacokinetic and safety data through in vivo
evaluation of single- and multiple-dose regimens.
In Vitro Validation of MRT5005
.
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
In Vivo Validation of MRT5005
.
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
Pulmonary Focus and Other Indications
We are leveraging our lung delivery technology to conduct research in a next-generation CF program as well as additional pulmonary diseases beyond CF.
For our CF discovery program, we are applying advances in mRNA science and LNP chemistry to design a next-generation CF mRNA therapeutic with the goal of building on the early encouraging data we have observed with our lead CF clinical candidate, MRT5005. We are utilizing novel LNPs, protein engineering and codon-optimization approaches, as well as manufacturing process enhancements with the potential to increase protein production, which may allow for low dose and/or short nebulization time. Preclinical studies are ongoing to evaluate safety, protein expression and duration of protein expression to support product candidate selection in this program. These data will inform the selection of the optimal mRNA sequence and LNP for a next-generation CF candidate, which we anticipate advancing into
IND-enabling
studies in the second half of 2021.
Our PCD discovery program is designed to deliver mRNA to the lung enabling the production of target proteins that would potentially restore ciliary function. We are performing proof-of-concept
studies to support the selection of our lead PCD candidate which we anticipate advancing into
IND-enabling
studies in the second half of 2021.
For our PAH discovery program, we are conducting research to evaluate and validate target proteins for this disease.
We are also currently conducting discovery activities to advance our scientific platform. As part of this effort, we are working to identify next-generation LNPs to support lung, vaccine, liver and additional disease program development. With respect to our liver disease discovery program, we are applying our next-generation liver LNPs to identify liver diseases for further evaluation. Additionally, we are evaluating an mRNA-mediated approach to protein degradation, the potential of delivery mRNA encoding therapeutic antibodies and conducting research to advance our technology.

Vaccines
Through our collaboration with Sanofi, we continue to develop mRNA vaccine candidates for infectious diseases and we have advanced our preclinical development programs including screening, optimization and production of mRNA and LNP formulations across multiple targets. Two of the target pathogens under development are
SARS-CoV-2,
which causes
COVID-19,
and influenza.
COVID-19
and MRT5500
After evaluation of multiple
COVID-19
vaccine candidates
in vivo
for immunogenicity and neutralizing antibody activity, MRT5500 was selected as the lead candidate for a vaccine against
SARS-CoV-2.
In October 2020, preclinical data was reported demonstrating that MRT5500 induced potent neutralizing antibodies against
SARS-CoV-2
in mice and NHPs. Two doses of MRT5500 in NHPs induced neutralizing antibody levels significantly higher than those observed in a panel of samples from
COVID-19
patients. It was also demonstrated that MRT5500-immunized mice and NHPs exhibited a
Th1-biased
T cell response against
SARS-CoV-2.
VAERD has generally not been reported to be associated with a
Th1-biased
T cell response and therefore these data suggest the potential for a reduced risk for VAERD. A Phase 1/2 clinical trial to evaluate MRT5500 is expected to begin in the first quarter of 2021.
Influenza
We have evaluated proprietary LNP/mRNA formulations for the development of a vaccine against influenza in preclinical studies, including immunogenicity assessments and neutralizing antibody (nAb) titer generation against key influenza antigens in both rodents and NHPs. We observed robust titers in NHPs administered at doses ranging from 15 micrograms to 250 micrograms. Further, activity was demonstrated upon immunization at a 400 nanogram dose of hemagglutinin mRNA/LNP vaccine when applied in an H1N1 lethal challenge influenza mouse model. These data are part of a broader preclinical package that we have generated supporting selection of lead LNP/mRNA formulations, and a clinical proof of technology trial is anticipated to begin mid-year
2021.
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
mRNA Platform
Companies with mRNA platform capabilities include: Novartis AG, GlaxoSmithKline plc, Moderna, Inc., CureVac AG, BioNTech AG, Ethris GmbH, Arcturus Therapeutics Holdings, Inc., eTheRNA immunotherapies NV, ReCode Therapeutics, Inc., Strand Therapeutics, GreenLight BioSciences, Inc., Kernal Biologics, Inc. and Genevant Sciences Ltd.
MRT5005 / Cystic Fibrosis
If approved for the treatment of CF, MRT5005 would compete with Kalydeco, Orkambi, Symdeko and Trikafta, each of which is marketed by Vertex. Vertex also has two other CFTR modulator compounds in clinical development, each of which is currently in Phase 2 clinical trials.
Other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie Inc., Eloxx Pharmaceuticals Ltd and Proteostasis Therapeutics, Inc.
Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: Arcturus Therapeutics Holdings, Inc., CRISPR Therapeutics AG and Moderna, Inc.
MRT5500 /
COVID-19
and Vaccine Platform
Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, Sanofi, Pfizer, Inc., Johnson & Johnson and AstraZeneca plc, among others, compete in the vaccine market. In addition, some of our mRNA competitors, Moderna, Inc. and BioNTech AG, have also developed
COVID-19
vaccines using mRNA technology, and other mRNA competitors, such as CureVac AG and Arcturus Therapeutics Holdings, Inc., are developing
COVID-19
vaccines. Currently, several of our competitors have developed
COVID-19
vaccines that have received emergency use approval by the FDA or conditional marketing authorization from the European Medicines Agency, or EMA, and are being administered throughout the United States, Europe and other parts of the world.

Strategic Transactions
Sanofi Collaboration and License Agreement
In 2018, we entered into a collaboration and license agreement with Sanofi, or the Original Sanofi Agreement, to develop mRNA vaccines for up to five infectious disease pathogens, or the Licensed Fields. On March 26, 2020, we and Sanofi amended the Original Sanofi Agreement, or the First Sanofi Amendment, to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. On June 22, 2020, we and Sanofi further amended the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi, or the Second Sanofi Amendment. The Original Sanofi Agreement, as amended by the First Sanofi Amendment and the Second Sanofi Amendment, is referred to as the Amended Sanofi Agreement.
Under the terms of the Amended Sanofi Agreement, we have agreed to grant to Sanofi exclusive, worldwide licenses under applicable patents, patent applications, know-how
and materials, including those arising under the collaboration, to develop, commercialize and manufacture mRNA vaccines to prevent, treat or cure diseases, disorders or conditions in humans caused by any infectious disease pathogen, with certain specified exceptions.
Pursuant to the Amended Sanofi Agreement, we and Sanofi are jointly conducting research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration, or the Collaboration Term, expires in June 2022, with an option for Sanofi to extend the Collaboration Term for one additional year, followed by a technology transfer to Sanofi. If Sanofi elects to extend the Collaboration Term, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens. In addition to the research and development and technology transfer, we are responsible for manufacturing and supplying non-clinical
products, related materials and investigational products as required by the collaboration plan. Pursuant to the Amended Sanofi Agreement, we and Sanofi agreed to a governance structure to manage the activities under the collaboration. If we and Sanofi do not mutually agree on certain decisions, Sanofi will be able to break a deadlock without our consent under certain conditions. The collaboration includes an estimated budget. Sanofi is responsible for paying reimbursable development costs, including our employee costs, manufacturing costs, and out-of-pocket
costs paid to third parties, up to a specified amount for each Licensed Field.
We and Sanofi retain the rights to perform our respective obligations and exercise our respective rights under the Amended Sanofi Agreement. Sanofi also granted us non-exclusive,
sublicensable licenses under patent rights claiming certain improvements that Sanofi may make to the technology we had licensed to it or claiming certain technology arising from the collaboration and owned by Sanofi. We may exercise such licenses to develop, manufacture and commercialize products, other than products that use a vaccine to prevent, treat or cure a disease, disorder or condition in humans caused by an infectious disease pathogen. Sanofi may terminate these licenses to us if we materially breach the terms of the license and the breach remains uncured for a specified period, which may be extended in certain circumstances.
Pursuant to the Original Sanofi Agreement, Sanofi paid us an upfront payment of $45.0 million in 2018. Pursuant to the Second Sanofi Amendment, Sanofi paid us an additional upfront payment of $300.0 million in August 2020. If Sanofi chooses to exercise its option to extend the Collaboration Term for an additional year, Sanofi has agreed to pay us an additional payment of $75.0 million. The Amended Sanofi Agreement provides that we are eligible to receive aggregate potential payments of up to $1.9 billion upon the achievement of additional specified development, regulatory, manufacturing and commercialization milestones, inclusive of the fee to exercise the option to extend the Collaboration Term. In particular, we are entitled to receive development, regulatory and sales milestone payments of up to $148.0 million for each Licensed Field, other than the
SARS-CoV-2
Licensed Field, development, regulatory and sales milestone payments of up to $250.0 million in the
SARS-CoV-2
Licensed Field, and
one-time
manufacturing milestone payments of up to $200.0 million. In addition, we are entitled to receive a $10.0 million milestone payment from Sanofi following completion of the technology and process transfer.

Under the terms of the Amended Sanofi Agreement, Sanofi has also agreed to pay us royalties on net sales of mRNA vaccines in the
SARS-CoV-2
Licensed Field in accordance with the terms of and at the same high single digits to low teens percentages set forth in the Original Sanofi Agreement, except where such vaccines are provided as a donation or transferred to a third party without any profit margin, in which case we will be paid royalties sufficient to cover our royalty obligations.
The Amended Sanofi Agreement provides that it will remain in effect until terminated in accordance with its terms. Either we or Sanofi may terminate the Amended Sanofi Agreement in its entirety if the other party is subject to certain insolvency proceedings. Either party may terminate the Amended Sanofi Agreement in its entirety or with respect to a particular Licensed Field, country or product if the other party materially breaches the Amended Sanofi Agreement and the breach remains uncured for a specified period, which may be extended in certain circumstances. Sanofi may also terminate the Amended Sanofi Agreement in its entirety or with respect to a particular Licensed Field, country or product for safety reasons or for convenience, in each case after a specified notice period. After termination of the Amended Sanofi Agreement, Sanofi may continue to manufacture and commercialize the terminated products for a specified period of time, subject to Sanofi’s payment obligations.
Sanofi has sole responsibility for all commercialization activities for mRNA vaccines in the Licensed Fields and is obligated to bear all costs in connection with any commercialization in the Licensed Fields. We and Sanofi also entered into a separate supply agreement on June 22, 2020, with an effective date of December 20, 2019, governing the terms of the supply of products by us, or the Supply Agreement. Pursuant to the Supply Agreement, we have agreed to use commercially reasonable efforts to manufacture and supply Sanofi with non-clinical
and clinical supply of products and other research materials in certain Licensed Fields, as set forth in the Amended Sanofi Agreement. Sanofi will pay us for the non-clinical
and clinical supply at our cost to manufacture plus a specified markup. The Supply Agreement will remain in effect until terminated in accordance with its terms. However, under the Amended Sanofi Agreement, our obligation to manufacture and supply products is limited to a defined duration based on the Licensed Field of the applicable product. The Supply Agreement may be terminated by the mutual consent of the parties. Sanofi may terminate the Supply Agreement for convenience after a specified notice period, or in the event that we do not provide the supply in a timely manner. We may terminate the Supply Agreement in the event of a breach by Sanofi of its payment obligations and such breach remains uncured for a specified period. As part of the Second Sanofi Amendment, we and Sanofi agreed to negotiate in good faith and enter into a further supply agreement in respect of supply of products in the
SARS-CoV-2
Licensed Field for use in Phase 3 clinical trials or commercial supply.
In connection with the execution of the Second Sanofi Amendment, we and an affiliate of Sanofi, or the Sanofi Investor, entered into a securities purchase agreement, or the Securities Purchase Agreement, for the sale and issuance of 4,884,434 shares of our common stock to the Sanofi Investor at a price of $25.59 per share for an aggregate purchase price of approximately $125.0 million. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated in July 2020. Pursuant to the terms of the Securities Purchase Agreement, the Sanofi Investor agreed not to, without the prior written approval from us and subject to specified conditions, directly or indirectly acquire shares of the our outstanding common stock, make a tender, exchange, or other offer to acquire shares of our outstanding common stock, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in us, which remain in effect until 12 months after the closing date. Further, the Sanofi Investor agreed not to, and to cause its affiliates not to, sell or transfer the shares without the prior written approval from us subject to specified conditions, which remain in effect until 18 months after the closing date.
Asset Purchase Agreement with Shire
In December 2016, we entered into an asset purchase agreement with Shire (as amended in June 2018), which we refer to as the Shire Agreement, pursuant to which Shire assigned to us all of its rights to certain patent rights, permits, real property leases, contracts, regulatory documentation, books and records, and materials related to Shire’s mRNA therapy platform, or the MRT Program, including its CFTR mRNA therapy program. We paid Shire an aggregate purchase price of $112.2 million, consisting of the fair value of shares of our common stock we issued to Shire and of contingent consideration on the acquisition date.
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
Suite Retention and Development Agreement
In September 2019, we entered into a suite retention and development agreement with Albany Molecular Research, Inc., or AMRI, under which a series of cleanroom suites, or the Suites, were built at AMRI’s manufacturing facility in accordance with our objectives, or the AMRI Agreement. The Suites are for the exclusive use by us and any of our collaboration partners for the manufacture of our product candidates during the term of the AMRI Agreement. The AMRI Agreement continues for five years after the build-out
completion date of August 31, 2020, or the Initial Term. We have the right to extend the Initial Term for an additional three-year term at prevailing commercially reasonable rates to be agreed between us and AMRI.

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
License Agreements
Exclusive Patent License Agreement with MIT
We are a party an agreement with the Massachusetts Institute of Technology, or MIT, for a worldwide license for specified patent rights owned by MIT. This license grants us an exclusive license under the licensed patent rights to develop, manufacture and commercialize any product containing both (i) any RNA sequences, including mRNA, that encode a protein or peptide suitable for human therapeutic use, which may include operably linked non-coding
sequences that facilitate translation of the coding portion of such RNA sequence, but such non-coding
sequences do not include nucleic acids that function through an RNA interface mechanism or transcriptional activation mechanism, or the coding RNA component, and (ii) products covered by the licensed patent rights, or the lipid products. A product containing both a coding RNA component and a lipid product is referred to as a licensed product. Under the licensed patent rights, we are permitted to develop, manufacture and commercialize the licensed products for the delivery of coding RNA components to treat disease in humans. The license is subject to certain rights retained by MIT and other non-profit
research institutions for research, teaching and educational purposes, rights retained under law by the federal government due to its funding the creation of the invention and rights granted to the sponsor of the research resulting in the inventions permitting internal research by the sponsor and its research collaborators.
We have the right to grant sublicenses under this license. The patent rights licensed to us by MIT include claims that cover certain of our customized LNPs used for delivery of coding RNA components in our MRT platform, including products that may be developed under our collaboration with Sanofi.
Under the license agreement, we are obligated to make an annual license maintenance fee payment to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year.
We are also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon our first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products. The royalties are payable on a product-by-product
and
country-by-country
basis, and may be reduced in specified circumstances. Our obligation to make royalty payments extends with respect to a licensed product in a country until four years past the expiration of the last-to-expire
patent or patent application licensed from MIT covering the licensed product in the country. In addition, we are obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that we ascribe to the
MIT-licensed
patents, excluding royalties on net sales and research support payments. In 2019, pursuant to such provision, we paid $0.7 million to MIT as their share of sublicense income with respect to the upfront payment received under the Original Sanofi Agreement. We will be required to pay MIT a portion of the $300.0 million upfront payment from Sanofi and a portion of the premium payment in consideration for the common stock purchased by the Sanofi Investor under the Securities Purchase Agreement, as well as future option and milestone payments that we may receive. The amount payable to MIT is currently being negotiated between us and MIT and the final amount payable to MIT is unknown as this time. The amounts that we may owe to MIT will depend upon the relative value of the patents we licensed from MIT and sublicensed to Sanofi as compared to the other rights that we licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in our license agreement with MIT.
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
Our patent rights, and the rights of our affiliates and sublicensees, in specified licensed products may also terminate if we, our affiliates or MIT receives a request from a third party to develop such licensed product for which we are unable to, within nine months of receiving notice of any such request, either demonstrate that we have initiated a fully funded project for the commercial development of such licensed product and provide a business plan with acceptable milestones; demonstrate that the licensed product proposed by such third party would be competitive with a licensed product for which we have initiated a fully funded project; or enter into a sublicense agreement with such third party on commercially reasonable terms, and, in each case, MIT, in its sole discretion, grants a license to such third party for the specified patent rights. As of February 24, 2021, we have not received any such request.
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
Intellectual Property
Our commercial success depends in part on our ability to obtain, maintain and enforce our proprietary and intellectual property rights relating to our programs and our core technologies for messenger RNA therapeutics, including discoveries, developments in improvements of mRNA compositions, manufacturing techniques and analytics, as well as LNP and other delivery vehicle compositions, manufacturing techniques and analytics. Our success also depends in part on our ability to develop and commercialize therapeutic products without infringing on the proprietary rights of others. Our policy is to seek to protect our proprietary and intellectual property positions by, among other methods, filing U.S. and foreign patent applications relating to technology important to the development and implementation of our business. We also rely on trade secrets, know-how
and continuing innovation to develop, maintain and expand our proprietary and intellectual property positions.

We file patent applications directed to our key programs, including MRT5005, in an effort to establish broad and dominant intellectual property positions regarding new compositions relating to these programs as well as uses of these and similar compositions in the treatment of relevant diseases. We also seek patent protection with respect to methods of making these compositions and to therapeutic biomarkers that may be useful in establishing or monitoring the efficacy of these compositions in patients. As of December 31, 2020, we owned or licensed 80 issued or allowed U.S. patents, 68 U.S. pending non-provisional
patent applications, 139 issued or allowed foreign patents, 250 foreign pending patent applications, and 55 pending Patent Cooperation Treaty, or PCT, or provisional patent applications relating to mRNA therapeutics. The foreign issued patents and patent applications are in a number of jurisdictions, including Europe, including Eastern Europe, North America including Canada and Mexico, Australia, Asia, India and South America.
The intellectual property portfolio for MRT5005 as of December 31, 2020 is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S Patent and Trademark Office, or the USPTO, can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.
The intellectual property portfolio for our MRT5005 program includes patents and applications directed to compositions for the mRNA component of MRT5005 as well as analogs thereof, to compositions for the delivery vehicle component of MRT5005 as well as analogs thereof, to compositions for the combination of the mRNA delivery vehicle components of MRT5005, as well as to methods for using and making these novel compositions. As of December 31, 2020, we owned or licensed 19 issued or allowed U.S. patents, 10 issued or allowed European patents, 15 pending non-provisional
U.S. patent applications, 10 pending European patent applications, at least 80 other foreign patents and patent applications in a number of jurisdictions, and two pending PCT or provisional patent applications relating to our MRT5005 program. The U.S. or
ex-U.S.
issued patents or patents issuing from these pending applications for our MRT5005 program will have a statutory expiration date from 2030 to 2041. Patent term adjustments or patent term extensions could result in later expiration dates.
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
Sales and Marketing
In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our product candidates, other than vaccine candidates for infectious diseases being developed under our collaboration with Sanofi. If our product candidates receive marketing approval, other than vaccine candidates for infectious diseases being development under our collaboration with Sanofi, we plan to commercialize them in the United States and potentially in Europe with our own focused, specialty sales force. We would expect to conduct most of the buildout of this organization following approval in the United States or similar marketing authorization in Europe of any of our product candidates. We expect to explore commercialization of MRT5005 and potentially other product candidates in certain markets outside the United States, including the European Union, utilizing a variety of collaboration, distribution and other marketing arrangements with one or more third parties.
Manufacturing
We currently contract with third parties for the manufacture of our product candidates for clinical trials and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Although we have the AMRI Agreement, under which a series of cleanroom suites were built at AMRI’s manufacturing facility in accordance with our objectives, we do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. To date, our third-party manufacturers have met our manufacturing requirements. We expect third-party manufacturers to be capable of providing sufficient quantities of our program materials to meet anticipated clinical-trial scale demands. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.
See “—Suite Retention and Development Agreement” above for a discussion of our arrangement with AMRI providing for the design and construction of a series of cleanroom suites at AMRI’s manufacturing facility for our exclusive use.

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
The BLA is, thus, a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new biologic product candidate must be the subject of an approved BLA before it may be commercialized in the United States. Under federal law, the submission of most BLAs is subject to an application user fee, which for federal fiscal year 2021 is approximately $2.9 million for an application requiring clinical data. The sponsor of an approved BLA is also subject to an annual program fee, which for fiscal year 2021 is approximately $0.3 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of a BLA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74 th
 day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth
substantive review. The FDA has agreed to specified performance goals in the review process of BLAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within 10 months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the
10-month
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

Biosimilars and Exclusivity
The 2010 Patient Protection and Affordable Care Act, which was signed into law on March 23, 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. That Act established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. As of January 1, 2021, the FDA has approved 29 biosimilar products for use in the United States. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and due to subsequent legislative amendments to the statute, will stay in effect through 2029. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other
COVID-19
relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 3, 2021, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit

Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
Further, there have been several recent U.S. Congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. The Trump Administration published a final rulemaking that will allow states or certain other non-federal
government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own
FDA-approved
drugs that are authorized for sale in other countries (multi-market approved products). In addition, President Trump issued five executive orders that are intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.
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
The Regulation was published on June 16, 2014 but has not yet become effective. In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The EMA has indicated that the system will go live in December 2021.
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
As in the U.S., parties conducting certain clinical trials must post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.
PRIME Designation in the EU
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized
enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products (CHMP) or Committee for Advanced Therapies (CAT) are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off
meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.
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
Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.
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
Human Capital Resources
As of December 31, 2020, we had 122 employees, including a total of 37 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 95 employees are engaged in research and development. All of our employees are located in the United States. None of our employees are represented by labor unions or covered by collective bargaining agreements.
We seek to attract, hire and retain individuals of diverse backgrounds and of all ages, genders, ethnicities, religions, home countries and sexual orientation. Approximately 41.8% of our employees are female. Further, 28.6% of our executive leadership level and 12.5% our board of directors are female. As part of our continued growth and investment into our employees, we are focused on developing and integrating an authentic approach to diversity, inclusion and belonging.
Recruiting, retaining and motivating qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. Competition for skilled personnel is intense and the turnover rate in our industry can be high. To further our goal of attracting, retaining and motivating employees:

•	We provide competitive pay and compensation packages, including stock-based compensation awards and cash-based performance awards.

•
We provide a robust professional development program and career development program, where we strive to continually improve performance and promote professional competencies, including a Building Opportunities for Leadership and Development program and mentorship programs.

•
We offer numerous wellness programs to support all of our employees’ physical, mental and financial well-being, which we have significantly expanded during the
COVID-19
pandemic, including fitness reimbursements and mindfulness programs to manage anxiety, stress, sleep and overall well-being, as well as a student loan assistance program.

We aim to ensure that all of our employees participate in our legal compliance trainings upon commencement of employment and periodically thereafter, certify and periodically recertify our Code of Business Conduct and Ethics and participate in discrimination and harassment prevention trainings.
The safety of our employees is of utmost importance to us. In response to the
COVID-19
pandemic, we have taken significant steps to protect our employees while simultaneously maintaining operations. We have restricted access to our facility to those individuals who perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that our non-laboratory
personnel work remotely. For those individuals who must work on-site,
we have taken significant steps to implement social distancing protocols consistent with guidelines issued by federal, state and local law. In addition, we have implemented weekly testing, provided antibody testing to all employees, and follow strict protocols to ensure on site safety.
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
You should carefully consider the risks described below, in addition to the other information set forth in this Annual Report on Form
10-K,
including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. These risks, some of which have occurred and any of which may occur, and additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future, can have a material adverse effect on our business, financial condition, results of operations or the price of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected.

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
In December 2019, a novel strain of coronavirus named
SARS-CoV-2,
which causes
COVID-19,
was reported and in March 2020, the World Health Organization declared the outbreak of
COVID-19
a global pandemic. The
COVID-19
pandemic has continued to spread, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the ongoing
COVID-19
pandemic impacts our operations or those of the third parties on which we rely will depend on many factors, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity and impact of
COVID-19,
and the actions to contain
COVID-19
or address its impact in the short and long term.
In April 2020, we announced that enrollment and dosing were paused in our ongoing Phase 1/2 clinical trial of MRT5005 in patients with cystic fibrosis, or CF, as a consequence of the
COVID-19
pandemic. In September 2020, we announced that enrollment and dosing resumed and in January 2021, we announced that we completed enrollment and dosing in the dose cohorts comprising the second interim data analysis. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. For example, if a patient enrolled in the MRT5005 clinical trial chooses to receive a
COVID-19
vaccine, it is possible that such patient may not be able to continue in our trial. Further, in response to the
COVID-19
pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time and required that our non-laboratory
personnel work remotely. We expect to continue experiencing these disruptions and possibly new disruptions in our operations and those of third parties for an unknown period of time, as the trajectory of the
COVID-19
pandemic remains uncertain and continues to evolve in the United States and globally. The
COVID-19
pandemic may further delay or otherwise adversely affect our clinical development activities as a result of many factors, including:

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
The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact any future plans to raise capital. The trading prices of our stock and that of other biopharmaceutical companies have been highly volatile as a result of the economic volatility. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the
COVID-19
pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.
We and Sanofi Pasteur, Inc., or Sanofi, may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against
SARS-CoV-2,
the virus responsible for
COVID-19.
We have a collaboration with Sanofi to develop infectious disease vaccines using our messenger RNA, or mRNA, technology, including mRNA vaccines against
SARS-CoV-2,
the virus responsible for
COVID-19.
Pursuant to the collaboration, we are leveraging our mRNA platform and Sanofi’s vaccine expertise to develop mRNA vaccines for infectious diseases, which includes a goal of discovering, developing and advancing rapidly into the clinic a
SARS-CoV-2
vaccine candidate.
Although MRT5500 has been selected as the lead
COVID-19
vaccine candidate, and a Phase 1/2 clinical trial to evaluate MRT5500 is expected to begin in the first quarter of 2021, the development of a
SARS-CoV-2

vaccine candidate is still in its early stages. MRT5500 may not be safe and may not successfully prevent
COVID-19
in a timely manner, if at all. In order to obtain regulatory approval to market a new biological product such as a
SARS-CoV-2
vaccine, proof of safety, purity and potency must be demonstrated in humans. To satisfy these requirements, one or more adequate and well-controlled clinical trials will have to be conducted. We cannot predict if any applicable regulatory bodies will accept the proposed clinical program or if the outcome of the preclinical testing and studies will ultimately support the further development of MRT5500. As a result, we cannot be sure that MRT5500 will be able to be advanced into clinical trials on the expected timeline, if at all, and we cannot be sure that applicable regulatory authorities will allow clinical trials to begin. Moreover, even if clinical trials for MRT5500 are initiated, development efforts may not be successful, and clinical trials conducted may not demonstrate sufficient safety, purity and potency necessary to obtain the requisite regulatory approvals for MRT5500.
The timing and success of any clinical trials will also depend on our ability enroll subjects in the clinical trials. Vaccines for
COVID-19
have been approved by the Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, and are available on limited basis in the United States and Europe. In addition, several other companies are pursuing the development of a vaccine for
COVID-19,
and subject enrollment may be affected by availability of the authorized available vaccines and other clinical trials of competing vaccine candidates. Subject enrollment may also be affected by other factors, including variations in the incidence of
COVID-19
at the time of the trial and the perceived risks and benefits of the clinical trial among potential subjects. Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in demonstrating safety and potency in later trials.
Further, while the FDA and other regulatory authorities have authority to expedite review and approval of various products, including vaccines, it is unclear how the FDA or such other authorities will exercise these powers with respect to our vaccine candidate, if at all. For example, while the FDA issued an Emergency Use Authorization, or EUA, for the first
COVID-19
vaccine, it is unclear whether it will do so for future
COVID-19
vaccine candidates. An EUA allows for the manufacture, research and distribution of drugs, biologics and medical devices that have not been approved or licensed by the agency under the standard requirements that typically govern the development of new medical products. The extent to which the FDA relies on the EUA process, or other expedited regulatory mechanisms for the study and review of vaccine candidates, remains unclear and will be subject to a number of different factors. As a result, even if our vaccine candidate shows promising results in preclinical and clinical studies, its approval under an EUA or expedited licensing processes is not assured and the need for authorization from the FDA may result in delays.
If the
COVID-19
pandemic is effectively contained or the risk of
SARS-CoV-2
infection is diminished or eliminated before we can successfully develop and manufacture an mRNA vaccine against
SARS-CoV-2,
Sanofi could
de-prioritize
its support for the joint development of such a vaccine. We are also committing financial resources and personnel to the development of MRT5500, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, other companies have developed an FDA approved a vaccine for
COVID-19,
and it is possible that
SARS-CoV-2
could be effectively contained before or shortly after we are able to receive authorization for our vaccine candidate.
The failure to successfully develop, manufacture and commercialize MRT5500 could have an adverse effect on our business, prospects, financial condition and results of operations and cause us reputational harm, any of which could cause our stock price to decline.

The manufacture, scale, validation and production of a potential
SARS-CoV-2
vaccine candidate is complex and uncertain. We may encounter difficulties, and our ability to develop and provide a vaccine, if approved, could be delayed, interrupted or halted.
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
SARS-CoV-2
vaccine candidates.
We will also require substantial capital to commence and continue production of MRT5500, which capital may not be available in the time frame or amount needed. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials of MRT5500, increase the cost associated with the related clinical trial program and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. For example, a delay in the manufacturing of clinical trial material for the Phase 1/2 clinical trial of MRT5500 resulted in a delay in the initiation of the trial. Any adverse developments affecting clinical or commercial manufacturing of MRT5500 or approved vaccine may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in supply.
Risks Related to our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.
Since inception, we have incurred significant losses. Our net losses were $53.8 million and $113.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $413.3 million. We have funded our operations to date primarily through sales of equity securities and upfront payments received under a collaboration and license agreement with Sanofi. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the clinical development of MRT5005;

•	continue the development of mRNA vaccine candidates against infectious diseases, including MRT5500, the lead vaccine candidate against SARS-CoV-2;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

•	expand our manufacturing, operational, financial and management systems;

•	increase personnel, including personnel to support our research, clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other product candidates and technologies; and

•	incur additional legal, accounting and other expenses in operating as a public company; and

•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs in commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
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
We believe that our existing cash, cash equivalents and investments of $654.0 million as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through 2023. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.
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
MRT Products that contain the same MRT compounds, or once for non-CF
MRT Products that are mRNA vaccines in certain Licensed Fields under our collaboration and license agreement with Sanofi. Under the Shire Agreement, we are also obligated to pay a fixed, quarterly earnout payment of a mid-single-digit
percentage of net sales of each MRT Product. The earnout period will begin on the date of the first commercial sale of MRT Products and will end, on a product-by-product
and
country-by-country
basis, on the later of (1) the expiration of the last valid claim of the assigned patents covering the manufacture, use or composition of such product in such country of the applicable MRT Product and (2) 10 years after the first commercial sale of the MRT Product in such country. If these payments become due under the terms of the Shire Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. If a combination MRT Product that is a vaccine is sold, in certain circumstances, we would be obligated to pay Shire a royalty on a minimum portion of net sales.
We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.
As of December 31, 2020, we had federal net operating loss carryforwards of $239.3 million, of which $116.1 million will, if not utilized, begin to expire in 2031. As of December 31, 2020, we had state net operating loss carryforwards of $227.6 million, which will, if not utilized, begin to expire in 2031. Our federal and state research and development tax credit carryforwards of $7.0 million and $4.3 million, respectively, will, if not utilized, begin to expire in 2032 and 2028, respectively, and orphan drug tax credit carryforwards of $17.4 million will, if not utilized, begin to expire in 2037. We also have state investment tax credit carryforwards of $0.8 million, which will, if not utilized, begin to expire in 2020. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset our future income tax liabilities.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change
net operating loss carryforwards and other
pre-change
tax attributes to offset its post-change income may be limited. We have determined that we have experienced multiple Sections 382 and 383 ownership changes in the past and if a portion of our net operating loss and tax credit carryforwards are subject to an annual limitation under Section 382. In addition, we may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. If an ownership change has occurred or occurs in the future and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.
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
We focus on delivering mRNA encoding functional versions of proteins into cells without altering the underlying DNA. Our future success depends on the successful development of this novel therapeutic approach. Relatively few mRNA-based therapeutic product candidates have been tested in animals or humans, and the data underlying the feasibility of developing mRNA-based therapeutic products is both preliminary and limited. While
COVID-19
vaccines relying on mRNA have been approved by the FDA and EMA and are commercially available, to date, no product that utilizes mRNA as a therapeutic has been approved in the United States or Europe. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. We have not yet completed a clinical trial of any product candidate and we have not yet assessed safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
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
We do not currently have products approved for sale and are investing a significant portion of our efforts and financial resources in the development of MRT5005. As a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the ongoing Phase 1/2 clinical trial in patients with CF was paused in April 2020 and then resumed in September 2020. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. For example, if a patient enrolled in the MRT5005 clinical trial chooses to receive a
COVID-19
vaccine, it is possible that such patient may not be able to continue in our trial. We expect that the
COVID-19
pandemic will continue to impact our clinical trials as described above in “Risks Related to the
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
Before obtaining marketing approval for our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that our clinical trials, such as the planned Phase 1 trial for MRT5500 and our Phase 1/2 clinical trial of MRT5005 in patients with CF, will be conducted as planned, completed on schedule, if at all, or yield positive results. As a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the ongoing Phase 1/2 clinical trial in patients with CF was paused in April 2020 and then resumed in September 2020. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. For example, if a patient enrolled in the MRT5005 clinical trial chooses to receive a
COVID-19
vaccine, it is possible that such patient may not be able to continue in our trial. We expect that the
COVID-19
pandemic will continue to impact our clinical trials as described above in “Risks Related to the
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
We have not completed any clinical trials evaluating any of our product candidates or proposed delivery modes, including the use of lipid nanoparticles that are customized for delivery to specific tissues.
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
Identifying, qualifying and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up
periods. We depend on Sanofi to design and conduct clinical trials for our vaccine candidates. As a result, we may not control the manner or time schedule in which these clinical trials are conducted, which may negatively impact our business operations. In addition, we anticipate competition recruiting patients for the anticipated future clinical trials of MRT5500 as
COVID-19
vaccines are available and many other companies are conducting or plan to conduct similar trials. In contrast, because our clinical trial of MRT5005 is focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate as a consequence to the
COVID-19
pandemic or otherwise. Many CF clinical trial sites place importance on the review, ranking and sanctioning of CF patient advocacy groups. If CF patient advocacy groups do not timely sanction or highly rate our clinical trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials.
As a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing had been paused in our ongoing Phase 1/2 clinical trial in patients with CF in April 2020. Even though we were able to resume and complete enrollment and dosing in this trial for the upcoming second interim data analysis as well as continue to enroll and dose in the remaining dose groups, we may encounter slower than expected enrollment or dosing delays due to the CF patient population, or CF advocacy groups may provide additional guidance for the safety of the CF population, which may delay the trial. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. For example, if a patient enrolled in the MRT5005 clinical trial chooses to receive a
COVID-19
vaccine, it is possible that such patient may not be able to continue in our trial. We expect that the
COVID-19
pandemic will continue to impact our clinical trial of MRT5005 as described above in “Risks Related to the
COVID-19
Pandemic.” In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements at certain clinical trial sites. For example, a delay in the manufacturing of clinical trial material for the Phase 1/2 clinical trial of MRT5500 resulted in a delay in the initiation of the trial. These delays could be caused by regulatory reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our planned clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt the development of MRT5005, MRT5500 or any future product candidates.
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
The manufacture of mRNA-based therapeutics is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our third-party manufacturers must comply with current Good Manufacturing Practices, or cGMP, regulations and guidelines for the manufacturing of our product candidates used in preclinical studies and clinical trials and, if approved, marketed products. Manufacturers of biotechnology products often encounter difficulties in production, particularly in scaling up and validating initial production. Furthermore, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities where our product candidates are made, such manufacturing facilities may be closed for an extended period of time to investigate and remedy the contamination. In addition, the recent increase in large scale demand for the manufacture of mRNA
COVID-19
vaccines may impact our ability to obtain the raw materials required to manufacture our mRNA products. Shortages of raw materials may also extend the period of time required to develop our product candidates.
We cannot assure you that any disruptions or other issues relating to the manufacture of any of our product candidates will not occur in the future. For example, in November 2020, we announced a delay in the manufacturing of our clinical material for the Phase 1/2 clinical trial of MRT5500, which caused a delay in the initiation of the trial. Any delay or interruption in the supply of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse developments affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could delay or impede the development and commercialization of any of our product candidates or products and could have an adverse effect on our business, prospects, financial condition and results of operations.
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
Our other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie Inc., Eloxx Pharmaceuticals Ltd, and Proteostasis Therapeutics, Inc.
Other companies developing products that modulate or affect CFTR function for the treatment of CF also include: Arcturus Therapeutics Holdings Inc., CRISPR Therapeutics AG and Moderna, Inc.
Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, Sanofi, Pfizer, Inc., Johnson & Johnson and AstraZeneca plc, among others, compete in the vaccine market. In addition, some of our mRNA competitors, Moderna, Inc. and BioNTech AG, have also developed
COVID-19
vaccines using mRNA technology and other mRNA competitors, such as CureVac AG and Arcturus Therapeutics Holdings, Inc., are developing
COVID-19
vaccines. Currently, several of our competitors have developed
COVID-19
vaccines that have received emergency use approval by the FDA or conditional marketing authorization from the EMA and are being administered throughout the United States, Europe and other parts of the world.
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
SARS-CoV-2.
MRT5500 has been selected as the lead candidate for a vaccine against
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
We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our research program. Although we have a suite retention and development agreement under which a series of cleanroom suites were built at AMRI’s manufacturing facility in accordance with our objectives, we do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of our product candidates, and we outsource to third parties all manufacturing of our product candidates in preparation for our clinical trials.
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
employees.
Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is also critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for skilled individuals. In addition, given the recent development of mRNA
COVID-19
vaccines, there is an increased demand for employees with mRNA manufacturing skills. Furthermore, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
post grant review,
inter partes
review and equivalent proceedings in foreign jurisdictions. For example, as of February 24, 2021, four of our patents issued in Europe are under opposition, including one with claims of similar scope as U.S. Patent

10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the complexity and novelty of the proposed product. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain regulatory approval. Further, as set forth above in the risk factor captioned “We and Sanofi may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against
SARS-CoV-2,
the virus responsible for
COVID-19,
”
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.
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
Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. For example, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent draft guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
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
While the opportunity to receive a priority review voucher was meant to expire for those companies that had not received a designation by September 30, 2020, Congress authorized an extension of the program in late 2020. Specifically, on December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to

Medicare payments to providers of 2% per fiscal year starting in 2013 and that, due to subsequent legislative amendments to the statute, will stay in effect through 2029. The CARES Act and other
COVID-19
relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 3, 2021, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and any new health care reform measures may result in additional reductions in Medicare and other health care funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
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
The Trump Administration also took executive actions to undermine or delay implementation of the ACA. President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis, but on March 3, 2020, the Court agreed to hear the case through its normal procedures. The Supreme Court heard oral argument in this case on November 10, 2020, and a decision is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The cost of prescription pharmaceuticals has also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
In addition, on July 24, 2020, President Trump issued four executive orders intended to lower the costs of prescription drug products. Several of these orders are reflected in recently promulgated regulations, and one of these regulations is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.
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
In July 2020, we issued and sold 4,884,434 shares of common stock to an affiliate of Sanofi, or the Sanofi Investor, in connection with the Second Sanofi Amendment. We registered these shares on a registration statement in August 2020, covering the resale by the Sanofi Investor of the common stock purchased in the private placement and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. The Sanofi Investor will not, and will cause its affiliates not to, sell or transfer the shares without our prior written approval, subject to specified conditions, until January 2022. In June 2020, we completed a public offering in which we issued and sold 5,681,819 shares of common stock and a stockholder sold 6,824,992 shares of common stock registered under our universal shelf registration statement. Furthermore, we have registered an aggregate of 14,042,632 shares of our common stock on Form
S-8
to be issued to our employees under certain employee benefit plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.
We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell an indeterminate amount of registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $100.0 million of common stock pursuant to one or more “at the market” offerings. Through December 31, 2020, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,863,163 shares of our common stock, for gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of our common stock remain available to be sold pursuant to the Sales Agreement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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
As a public company, and particularly as we ceased to be an emerging growth company, or EGC, as of December 31, 2020, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and the Nasdaq Stock Market have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, as we ceased to be an EGC, we are now required to comply with auditor attestation requirements, increased disclosure obligations and other reporting requirements, which has increased our costs for the 2021 fiscal year. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources, continue to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
General Risk Factors
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
In November 2020, we entered into a
10-year
lease agreement for approximately 138,444 square feet of office and laboratory space located in Waltham, Massachusetts. This lease includes an extension option of one period of 10 years. We anticipate occupying this space in the fourth quarter of 2021.
We believe the Lexington headquarters, together with the anticipated relocation to the space in Waltham, will be sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.
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
Holders of Our Common Stock
As of February 24, 2021, there were approximately 50 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Equity Compensation Plans
The information required by Item 5 of Part II of this Annual Report on Form
10-K
regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on
Form 10-K.
Issuer Purchases of Equity Securities
None.
Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes appearing at the end of this Annual Report on Form
10-K.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and at the end of this report, including those set forth under Item 1A. “Risk Factors” in this Annual Report on Form
10-K.
Objective
The purpose of this Management’s Discussion and Analysis is to better allow our investors to understand and view our company from our management’s perspective. We are providing an overview of our business and strategy, followed by a discussion of our financial condition and results of operations. As further discussed below, our vision is to continue building a leading mRNA product company, leveraging our extensive experience with proprietary mRNA product development, delivery, manufacturing and process development. However, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2023.
Business Overview
We are a clinical-stage messenger RNA, or mRNA, therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. In addition, we are pursuing discovery efforts in diseases that affect the liver. We are also pursuing the applicability of our MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccine global business unit of Sanofi S.A.
We believe MRT5005 is the first clinical-stage mRNA product candidate designed to deliver mRNA encoding fully functional CFTR protein to the lung. We have designed MRT5005 to be inhaled via a handheld nebulizer. Once the inhaled MRT5005 has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations; therefore, there remains a significant unmet medical need for patients with CF who have genetic mutations non-amenable
to currently approved CFTR modulating therapies. Additionally, patients treated with these current therapies still suffer from a long-term decline in lung function and exacerbations that require hospitalization. MRT5005 is being developed to treat the underlying cause of CF, regardless of the specific genetic mutation, including in patients with limited or no CFTR protein. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation, fast track designation and rare pediatric disease designation for MRT5005 for the treatment of CF.
We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single- and multiple-ascending doses of MRT5005. The clinical trial is investigating several groups receiving five once-weekly doses, as well as a group receiving five daily doses. Percent predicted forced expiratory volume in one second, or ppFEV
1
, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial. In April 2019, we completed dosing of patients in the originally planned single-ascending dose, or SAD, portion of the Phase 1/2 clinical trial, which included 8, 16 and 24 mg SAD groups, and in July 2019, we reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. MRT5005 was generally well-tolerated at low and mid-dose
levels with no serious adverse events reported at any dose level. Marked increases in ppFEV
1
were observed after a single dose of MRT5005, primarily at the mid-dose
level. Based on the analysis of the interim results, we amended the clinical trial protocol to evaluate additional dose levels. We added a 20 mg SAD group and 12 and 20 mg multiple-ascending dose, or MAD, groups; the MAD portion of the clinical trial includes 8, 12, 16 and 20 mg MAD groups. In January 2021, we announced that we completed enrollment and dosing in the dose cohorts comprising the second interim data analysis, including the 8, 12 and 16 mg MAD groups and the 20 mg SAD group. We anticipate reporting interim clinical data from these cohorts early in the second quarter of 2021. The clinical trial continues to enroll and dose in the remaining dose groups, which include a 20 mg MAD group and the daily dosing cohort.
We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical need. Building upon the MRT5005 program’s success to date, we are exploring innovation in the MRT platform including novel lipid nanoparticles, or LNPs, protein engineering and codon optimization approaches and manufacturing process enhancements to identify next-generation CF candidates that can support expansion of our pipeline opportunities. Beyond CF, we have discovery efforts underway to identify lead product candidates in additional pulmonary diseases, including primary ciliary dyskinesia and pulmonary arterial hypertension.
We have also begun to explore ways to apply our mRNA and delivery platform expertise to diseases where the degradation of a protein would lead to therapeutic benefit. We believe that using mRNA to enable the production of a molecule that can help tag a target protein for destruction within the cell may have advantages over other protein degradation approaches, including the ability to reach previously undruggable therapeutic targets and increase target selectivity. Additionally, we are evaluating the potential of delivering mRNA encoding therapeutic antibodies. We have early discovery efforts ongoing in these areas.
Additionally, we are leveraging the broad applicability of our platform through a collaboration with Sanofi to develop infectious disease vaccines using our mRNA technology. In the case of vaccines, the mRNA instructs certain cells in the body to produce an antigen that will induce an immune response to an infectious pathogen. Under the collaboration with Sanofi, we are jointly conducting research and development activities to advance vaccines targeting up to seven infectious disease pathogens. As part of the ongoing vaccine development program, comprehensive in vivo
studies have been conducted across several infectious disease targets. Multiple development candidates have been evaluated against distinct pathogens, all of which were well tolerated across all species tested. Multiple antigens have been tested with all demonstrating robust neutralization titers. Two of the target pathogens under development are a novel strain of coronavirus named
SARS-CoV-2,
which causes
COVID-19,
and influenza. After evaluation of multiple
COVID-19
vaccine candidates
in vivo
for immunogenicity and neutralizing antibody activity, MRT5500 was selected as the lead candidate for a vaccine against
SARS-CoV-2.
In October 2020, preclinical data was reported demonstrating that MRT5500 induced potent neutralizing antibodies against
SARS-CoV-2
in mice and
non-human
primates, or NHPs. Two doses of MRT5500 in NHPs induced neutralizing antibody levels significantly higher than those observed in a panel of samples from
COVID-19
patients. It was also demonstrated that MRT5500-immunized mice and NHPs exhibited a
Th1-biased
T cell response against
SARS-CoV-2.
Vaccine-associated enhanced respiratory disease, or VAERD, has generally not been reported to be associated with a
Th1-biased
T cell response and therefore these data suggest the potential for a reduced risk for VAERD. A Phase 1/2 clinical trial to evaluate MRT5500 is expected to begin in the first quarter of 2021. For information on risks related to our successful development of a vaccine against
COVID-19,
please see Part I, Item 1A— “Risk Factors – Risks Related to the
COVID-19

Pandemic,” included elsewhere in this Annual Report on Form
10-K.
For the influenza vaccine program, lead LNP/mRNA formulations are being evaluated in preclinical studies to support a clinical proof of technology trial anticipated to begin mid-year
2021. Preclinical studies are ongoing for targets against additional viral and bacterial pathogens.
Our vision is to continue building a leading mRNA product company, leveraging our extensive experience with proprietary mRNA product development, delivery, manufacturing and process development. Our proprietary MRT platform has enabled us to focus on direct therapeutic approaches to treat specific genetic diseases with significant unmet medical need. We are primarily focused on applying our MRT platform to treat pulmonary diseases where the production of proteins can modify disease. We are also leveraging our platform’s broad applicability to other diseases, including liver diseases, as well as to preventing disease in the case of infectious disease vaccines. To realize our vision, we plan to advance multiple programs to clinical stage, add new pipeline programs and continue to innovate on the mRNA platform. In order to achieve these goals, we plan to increase our research and development investments, add key in-house
capabilities, deepen our platform and delivery expertise as well as expand our infrastructure and facility size. We also plan to appropriately invest in manufacturing and commercial capabilities to support continued growth and advancement and our ultimate goal of delivering mRNA medicines to treat or prevent life-threatening or debilitating illnesses.
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
Since our inception in 2011, we have devoted substantially all of our focus and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. Through December 31, 2020, we have funded our operations primarily through sales of equity securities and upfront payments received under a collaboration and license agreement with Sanofi and we have received proceeds of approximately $1.1 billion from such transactions.
We are party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million. As of December 31, 2020, we have issued and sold 2,863,163 shares of our common stock pursuant to the Sales Agreement, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under our universal shelf registration statement on Form
S-3,
or the 2020 Shelf.
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
Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $53.8 million and $113.3 million for the years ended

December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $413.3 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing
or acquisition of additional product candidates.
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
As of December 31, 2020, we had cash, cash equivalents and investments of $654.0 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2023.
Sanofi Pasteur Collaboration and Licensing Agreement
In 2018, we entered into a collaboration and license agreement with Sanofi, or the Original Sanofi Agreement, to develop mRNA vaccines for up to five infectious disease pathogens, or the Licensed Fields. On March 26, 2020, we and Sanofi amended the Original Sanofi Agreement, or the First Sanofi Amendment, to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. On June 22, 2020, we and Sanofi further amended the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi, or the Second Sanofi Amendment, which closed on July 20, 2020, the effective date. The Original Sanofi Agreement, as amended by the First Sanofi Amendment and the Second Sanofi Amendment, is referred to as the Amended Sanofi Agreement.
Pursuant to the Amended Sanofi Agreement, we and Sanofi are jointly conducting research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration expires in June 2022, with an option for Sanofi to extend for one additional year. If Sanofi elects to extend the collaboration, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens.
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
Pursuant to the Second Sanofi Amendment, Sanofi paid us an additional upfront payment of $300.0 million in August 2020. Additionally, in connection with the execution of the Second Sanofi Amendment, we and an affiliate of Sanofi, or the Sanofi Investor, entered into a securities purchase agreement, or the Securities Purchase Agreement, for the sale and issuance of 4,884,434 shares of our common stock at a price of $25.59 per share for an aggregate purchase price of approximately $125.0 million. The transaction closed on July 20, 2020.
Business Impact of the
COVID-19
Pandemic
The outbreak of
SARS-CoV-2
and the resulting
COVID-19
pandemic has presented a substantial public health and economic challenge around the world and continues to affect our employees, patients, communities and business operations, as well as economies and financial markets worldwide. In 2020, we progressed certain of our preclinical programs, specifically in therapeutics for pulmonary diseases and in vaccine development under our collaboration with Sanofi, as further discussed herein. However, as a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the ongoing Phase 1/2 clinical trial in patients with CF was paused in April 2020 and then resumed in September 2020. The full extent to which the
COVID-19
pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19,
the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19
and the economic impact on local, regional, national and international markets. Management actively monitors this situation and the possible effects on our financial condition, liquidity, operations, suppliers, industry and workforce. For additional information on risks posed by the
COVID-19
pandemic, please see Part I, Item 1A— “Risk Factors—Risks Related to the
COVID-19
Pandemic,” included elsewhere in this Annual Report on Form
10-K.
Components of Our Results of Operations
Revenue from Product Sales
To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales.
Collaboration Revenue
Since 2018, we have recognized revenue relating to the Amended Sanofi Agreement. Under revenue recognition guidance, we account for: (i) the license we conveyed to Sanofi with respect to the Licensed Fields, (ii) the licensed know-how
to be conveyed to Sanofi with respect to the Licensed Fields, (iii) our obligations to perform research and development on the Licensed Fields, (iv) our obligation to transfer licensed materials to Sanofi, (v) our obligation to manufacture and supply certain non-clinical
and clinical mRNA vaccines and materials containing mRNA until we transfer such manufacturing capabilities to Sanofi and (vi) the technology and process transfer as a single performance obligation. We recognize revenue using the cost-to-cost
input method, which we believe best depicts the transfer of control to the customer. Under the cost-to-cost
input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. We recognize adjustments in revenue under the cumulative catch-up
method. Under this method, the impact of this adjustment on revenue recorded to date is recognized in the period the adjustment is identified.

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

The table below summarizes our direct research and development expenses incurred by program:

	Year Ended December 31,
	2020	2019
	(in thousands)
Vaccine program	$30,576	$1,930
MRT5005 program	16,219	30,203
Discovery program	12,740	8,123
MRT5201 program	—	6,226
Oligonucleotide program	—	202
Unallocated research and development expenses	50,094	29,685

Total research and development expenses	$109,629	$76,369

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we conduct our clinical trials of MRT5005 for the treatment of patients with CF; expand our manufacturing capabilities; conduct research and development activities to advance mRNA vaccine candidates and develop an mRNA vaccine platform under the Amended Sanofi Agreement; prepare regulatory filings for our product candidates; continue to discover and develop additional product candidates; and potentially advance product candidates from our discovery program into later stages of clinical development. We expect to continue to devote a substantial portion of our resources to our discovery program for the foreseeable future.
In September 2019, we discontinued the development of MRT5201. We have not invested any additional funds in this program and we have reallocated all resources previously dedicated to the ornithine transcarbamylase, or OTC, deficiency program to our other programs.
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
Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. If the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, such as the delay in enrollment and dosing in our ongoing Phase 1/2 clinical trial with CF as a consequence of the
COVID-19
pandemic, which has resumed, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, related benefits and stock-based compensation expense for personnel in executive, finance and administrative functions. General and administrative expenses also include facilities, depreciation and other expenses, which include direct or allocated expenses for rent and maintenance of facilities and insurance, as well as professional fees for legal, patent, consulting, recruiting fees, investor and public relations, accounting and audit services.
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

Other Income, Net
Other Income, Net
Other income, net primarily consists of income recognized in connection with our investments in money market funds, U.S. treasuries and U.S. government agency bonds.
Benefit from Income Taxes
We recognized an income tax benefit of $0 and $0.5 million during the years ended December 31, 2020 and 2019, respectively. The income tax benefit recognized during the year ended December 31, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program.
As of December 31, 2020, we had U.S. federal net operating loss carryforwards of $239.3 million, of which $116.1 million will, if not utilized, begin to expire in 2031. As of December 31, 2020, we had U.S. state net operating loss carryforwards of $227.6 million, which will, if not utilized, begin to expire in 2031. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $7.0 million and $4.3 million, respectively, which will, if not utilized, begin to expire in 2032 and 2028, respectively, and orphan drug tax credit carryforwards of $17.4 million, which begin to expire in 2037. We also have state investment tax credit carryforwards of $0.8 million, which will, if not utilized, begin to expire in 2020. As of December 31, 2020, we recorded a full valuation allowance against our net deferred tax assets.
Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019
	(in thousands)
Collaboration revenue	$138,811	$7,804	$131,007
Operating expenses:
Research and development	109,629	76,369	33,260
General and administrative	35,922	28,632	7,290
Change in fair value of contingent consideration	48,575	13	48,562
Impairment of intangible asset	—	18,559	(18,559)

Total operating expenses	194,126	123,573	70,553

Loss from operations	(55,315)	(115,769)	60,454
Other income, net	1,528	1,990	(462)

Loss before benefit from income taxes	(53,787)	(113,779)	59,992
Benefit from income taxes	—	486	(486)

Net loss	$(53,787)	$(113,293)	$59,506

Collaboration Revenue
Collaboration revenue was $138.8 million and $7.8 million for the years ended December 31, 2020 and 2019, respectively, which was derived from the Sanofi collaboration. The increase of $131.0 million was primarily related to increased activities for the vaccine program as well as a $37.3 million cumulative catch-up
of revenue primarily resulting from the Second Sanofi Amendment and the related increase in the transaction price during the year ended December 31, 2020 compared to the same period in 2019. See “—Components of Our Results of Operations—Collaboration Revenue” above.

Research and Development Expenses

	Year Ended December 31,		Change
	2020	2019
	(in thousands)
Direct external research and development expenses by program:
Vaccine program	$30,576	$1,930	$28,646
MRT5005 program	16,219	30,203	(13,984)
Discovery program	12,740	8,123	4,617
MRT5201 program	—	6,226	(6,226)
Oligonucleotide program	—	202	(202)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	27,242	18,652	8,590
Other	22,852	11,033	11,819

Total research and development expenses	$109,629	$76,369	$33,260

Research and development expenses were $109.6 million for the year ended December 31, 2020, compared to $76.4 million for the year ended December 31, 2019. The increase of $33.3 million was primarily due to continued development of our vaccine program associated with the Sanofi collaboration and our discovery program, as well as an increase in personnel-related costs, partially offset by a decrease in expenses related to our MRT5005 and MRT5201 programs.
Direct external expenses of our vaccine program increased by $28.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increased activities associated with the Sanofi collaboration.
Direct external expenses of our MRT5005 program decreased by $14.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to decreased manufacturing and clinical trial costs. Expenses in the year ended December 31, 2019 included manufacturing costs in preparation of our Phase 1/2 clinical trial of MRT5005 for the treatment of patients with CF, for which there were no comparable expenses in the same period in 2020. The decrease in clinical trial costs in the year ended December 31, 2020 compared to the same period in 2019 was due to a pause in enrollment and dosing in our ongoing Phase 1/2 clinical trial in patients with CF as a consequence of the
COVID-19
pandemic.
Direct external expenses of our discovery program increased by $4.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases.
Direct external expenses of our MRT5201 program decreased by $6.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the decision in 2019 to discontinue the development this program.
Unallocated research and development expenses increased by $20.4 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase of $8.6 million in personnel-related costs was primarily related to an increase in headcount in the year ended December 31, 2020 compared to the same period in 2019, as well as an increase in stock-based compensation expense, which included a modification of stock options in connection with the resignation of our former Executive Vice President and Founder during 2020. The increase of $11.8 million in other unallocated research and development expenses was due to an increase of $5.5 million in occupancy costs, an increase of $4.5 million in amortization expense related to the definite-lived MRT intangible asset and an increase of $2.2 million primarily due to costs related to entering into the Second Sanofi Agreement, partially offset by a decrease of $0.6 million in professional fees.

General and Administrative Expenses
General and administrative expenses were $35.9 million for the year ended December 31, 2020, compared to $28.6 million for the year ended December 31, 2019. The increase of $7.3 million was due to an increase of $3.7 million in personnel-related costs primarily due to an increase in stock-based compensation expense, which included a modification of options in connection with the departure of our former Chief Financial Officer during 2020, an increase of $2.7 million in professional fees primarily consisting of increases in recruiting fees and legal and consulting costs as a result of entering into the Second Sanofi Amendment, and an increase of $0.5 million in insurance premiums.
Change in Fair Value of Contingent Consideration
During the years ended December 31, 2020 and 2019, we recognized operating expenses of $48.6 million and less than $0.1 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations. The expense recognized during the year ended December 31, 2020 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. This increase was primarily due to the time value of money due to the passage of time and a decrease in the discount rate.
Impairment of Intangible Asset
In September 2019, discontinued the development of MRT5201. We determined this was an indicator of impairment and, as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, in the year ended December 31, 2019, we recognized an impairment charge of $18.6 million representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program.
Benefit from Income Taxes
During the years ended December 31, 2020 and 2019, we recognized income tax benefits of $0 and $0.5 million, respectively. The income tax benefit recognized for the year ended December 31, 2019 resulted from a reduction in the deferred tax liabilities recorded as part of our acquisition of the MRT Program.
Liquidity and Capital Resources
Since our inception through December 31, 2020, we have not generated any revenue from product sales, have generated collaboration revenue only from the Amended Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “—Funding Requirements” below and Note 1 to the consolidated financial statements appearing at the end of this Annual Report on Form
10-K
for a further discussion of our liquidity.
Through December 31, 2020, we have funded our operations primarily through sales of equity securities and upfront payments received under the Amended Sanofi Agreement and we have received proceeds of approximately $1.1 billion from such transactions.
On March 13, 2020, we filed a universal shelf registration statement on Form
S-3
with the SEC, or the 2020 Shelf, to register for sale from time to time up to $350.0 million of our common stock, preferred stock, debt securities, warrants and/or units in one or more offerings (File
No. 333-237159).
This registration statement was declared effective on May 4, 2020.

We are party to the Sales Agreement with Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. As of December 31, 2020, we have issued and sold 2,863,163 shares of our common stock, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
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
Pursuant to the Second Sanofi Amendment, Sanofi paid us an additional upfront payment of $300.0 million in August 2020. Additionally, in connection with the execution of the Second Sanofi Amendment, we and the Sanofi Investor entered into the Securities Purchase Agreement for the sale and issuance of 4,884,434 shares of our common stock at a price of $25.59 per share for an aggregate purchase price of approximately $125.0 million. The transaction closed on July 20, 2020.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$236,316	$(82,162)
Net cash used in investing activities	(215,122)	(18,186)
Net cash provided by financing activities	240,129	129,654

Net increase in cash, cash equivalents and restricted cash	$261,323	$29,306

Operating Activities
During the year ended December 31, 2020, operating activities provided $236.3 million of cash, resulting from net cash provided by changes in our operating assets and liabilities of $214.6 million and net non-cash
charges of $75.5 million, partially offset by our net loss of $53.8 million. Net cash provided by changes in our operating assets and liabilities consisted of a $252.9 million increase in deferred revenue as a result of cash received under the Second Sanofi Amendment and a $6.4 million increase in accrued expenses, partially offset by a $22.0 million increase in collaboration receivables, a $10.1 million increase in long-term prepaid rent, a $6.6 million decrease in accounts payable and a $6.3 million increase in prepaid expenses and other assets. Net non-cash
charges for the year ended December 31, 2020 primarily consisted of a $48.6 million increase in the change in the fair value of contingent consideration which was primarily due to the time value of money due to the passage of time and a decrease in the discount rate, a $17.6 million charge to stock-based compensation expense and a $9.3 million charge for depreciation and amortization expense.

During the year ended December 31, 2019, operating activities used $82.2 million of cash, resulting from our net loss of $113.3 million and net cash used in changes in our operating assets and liabilities of $3.0 million, partially offset by net non-cash
charges of $34.2 million. Net cash used in changes in our operating assets and liabilities consisted primarily of a $5.7 million increase in prepaid expenses and other assets, a $3.8 million increase in short-term collaboration receivables, a $2.8 million increase in long-term prepaid rent and a $1.1 million decrease in deferred revenue, partially offset by a $9.9 million increase in accounts payable. Net non-cash
charges for the year ended December 31, 2019 primarily consisted of an impairment charge of $18.6 million representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program resulting from our decision to discontinue the development of MRT5201 and $11.3 million in stock-based compensation expense.
Investing Activities
During the year ended December 31, 2020, net cash used in investing activities was $215.1 million, consisting of $339.4 million of purchases of investments and $6.5 million of purchases of property and equipment, partially offset by $130.8 million of sales and maturities of investments.
During the year ended December 31, 2019, net cash used in investing activities was $18.2 million, consisting of $174.3 million of purchases of short-term investments and $3.5 million of purchases of property and equipment, partially offset by $159.6 million of sales and maturities of short-term investments.
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $240.1 million, consisting of net cash proceeds of $153.6 million from public offerings of our common stock, $73.8 million in proceeds, excluding the premium paid in consideration for common stock of $51.2 million, from the Securities Purchase Agreement entered into with the Sanofi Investor and $12.4 million in proceeds from option exercises.
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
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue ongoing and initiate new clinical trials of and seek marketing approval for our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•	continue the clinical development of MRT5005;

•	continue the development of mRNA vaccine candidates against infectious diseases, including MRT5500, the lead vaccine candidate against SARS-CoV-2;

•	leverage our programs to advance our other product candidates into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

•	expand our manufacturing, operational, financial and management systems;

•	increase personnel, including personnel to support our research, clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other product candidates and technologies;

•	incur additional legal, accounting and other expenses in operating as a public company; and

•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own or jointly.

We believe that our existing cash, cash equivalents and investments of $654.0 million as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Cash Requirements from Contractual and Other Obligations
Operating Leases Commitments
Real Estate Leases
On November 3, 2020, or the Lease Commencement Date, we entered into a ten-year
lease agreement for approximately 138,444 square feet of office and laboratory space located at 200 West Street in Waltham, Massachusetts. The lease agreement includes an extension option of one period of 10 years. The lease includes a work agreement to perform a build-out
arrangement, with a construction period from March 2021 to December 2021. The landlord has agreed to provide tenant improvement allowances of $26.3 million, plus an additional tenant allowance of up to $15 per square foot, should we elect to use those. We expect to spend between $9.0 million and $11.0 million on the construction of lessor assets, which represents the cost of the project that exceeds the tenant allowances. Initial base rent, which commences 12 months after the Lease Commencement Date, shall be $5.7 million for the first year and approximately $8.0 million for the second year and thereafter shall be subject to a 3% annual increase. In December 2020, in connection with this lease agreement, we issued a letter of credit collateralized by cash deposits of $3.9 million.
In June 2017, we entered into an operating lease for office and laboratory space at our headquarters in Lexington, Massachusetts. We occupy approximately 59,000 square feet of space under a
10-year
lease agreement expiring in April 2028. We occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, we issued a letter of credit collateralized by cash deposits of $1.0 million.
Suite Retention Agreements
In September 2019, we entered into a suite retention and development agreement with Albany Molecular Research, Inc., or AMRI, under which a series of cleanroom suites, or the Suites, were built at AMRI’s manufacturing facility in accordance with our objectives, or the AMRI Agreement. The Suites are for the exclusive use by us and any of our collaboration partners for the manufacture of our product candidates during the term of the AMRI Agreement. The AMRI Agreement continues for five years after the build-out
is completed, or the Initial Term. We have the right to extend the Initial Term for an additional three-year term at prevailing commercially reasonable rates to be agreed between us and AMRI. Under the AMRI Agreement, we will finance $6.0 million of the costs of the build-out,
or the
Build-Out
Costs. If
Build-Out
Costs exceed $6.0 million, we and AMRI will share overage costs equally, up to $11.0 million, and we will be responsible for any amounts exceeding $11.0 million. As of December 31, 2020, we have paid $13.9 million related to the
Build-Out
Costs. We anticipate making additional payments of $3.1 million related to the final
Build-Out
Costs by the second quarter 2021. Upon the
build-out
completion as of August 31, 2020, we began paying monthly fees of $1.0 million, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out
completion. Our aggregate monthly payment obligations under the AMRI Agreement during the Initial Term, assuming AMRI implements the 3% annual increase as permitted under the AMRI Agreement, would be approximately $63.2 million.
In October 2020, we entered into a suite retention agreement with Azzur
Cleanrooms-on-Demand—Burlington,
LLC, or Azzur, under which we will lease two exclusive cleanroom suites in the Burlington Massachusetts facility. The lease term is 24 months, commencing on July 1, 2021, with the option to extend the term with three months’ notice prior to the termination date. Upon commencement, we will pay monthly fees of $0.4 million, which are subject to a 4% increase on July 1, 2022. As of December 31, 2020, our commitment under this agreement is a total of $8.8 million through June 2023.
Purchase Commitment
We are a party to a master supply agreement with Roche Diagnostics Corporation, or Roche, pursuant to which Roche will custom manufacture certain products for us. The agreement requires us to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in our annual forecast to be purchased or (ii) 80% of our demand for products as the same or similar type. This agreement expires on December 31, 2024. As of December 31, 2020, our purchase commitments under the agreement totaled $14.0 million, with $3.5 million committed as payments each year from 2021 to 2024.
Research Commitment
In September 2019, we entered into a research agreement with the Massachusetts Institute of Technology, or MIT, pursuant to which we are obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for us. As of December 31, 2020, we had paid MIT $1.7 million towards the total committed amount, with $1.4 million committed as payments each year from 2021 to 2022. This agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.
License Agreement Obligations
We are party to an exclusive patent license agreement with MIT, or the MIT License Agreement, pursuant to which we are obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year, as further described below.
Contingent Milestone and Royalty Payments
Under various licensing and related agreements to which we are a party, we may be required to make milestone and earnout payments and to pay royalties and other amounts to third parties.
Such contingent obligations are described below.
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
Under the MIT License Agreement, we are obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon our first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products. As a result of the Amended Sanofi Agreement, we will be required to pay MIT a portion of the $300.0 million upfront payment and a portion of the premium payment in consideration for the common stock purchased under the Securities Purchase Agreement as well as future option and milestone payments that we may receive. The amount payable to MIT is currently being negotiated between us and MIT and the final amount payable to MIT is unknown at this time. The amounts that we may owe to MIT will depend upon the relative value of the patents we licensed from MIT and sublicensed to Sanofi as compared to the other rights that we licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in our license agreement with MIT.
Under the Amended Sanofi Agreement, we and Sanofi have agreed to collaborate to perform certain research and development activities to advance mRNA vaccines and mRNA vaccine platform development. The term of the research collaboration expires in June 2022 with an option for Sanofi to extend for one additional year. Under the Amended Sanofi Agreement, if we commercialize any product covered by a Sanofi patent right, we will be required to pay to Sanofi a royalty of a low single-digit percentage. The amount, timing and likelihood of such payments are not known.
In connection with the Amended Sanofi Agreement, we and Sanofi also entered into a supply agreement with an effective date of December 20, 2019, governing the terms of the supply of products by us to Sanofi, or the Supply Agreement. Pursuant to the Supply Agreement, we have agreed to use commercially reasonable efforts to manufacture and supply Sanofi with non-clinical
and clinical supply of products and other research and development materials in certain Licensed Fields, as set forth in the Amended Sanofi Agreement.
We have entered into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable
obligations of our service providers, up to the date of cancellation.
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
We recognize revenue under Accounting Standards Codification, or ASC, 606,
Revenue from Contracts with Customers, or ASC 606
, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the new revenue standard, we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be probable. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.
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

Whenever we determine that a contract should be accounted for as a combined performance obligation, which is recognized over time, we will utilize the cost-to-cost
input method. Revenue will be recognized over time using the cost-to-cost
input method, based on the total estimated costs to fulfill the obligations. We will recognize revenue as services are being delivered. Significant management judgment is required in determining the estimate of total costs required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement.
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
Consideration that does not meet the requirements to satisfy the above revenue recognition criteria is a contract liability and is recorded as deferred revenue in the consolidated balance sheets. Although we follow detailed guidelines in measuring revenue, certain judgments affect the application of our revenue policy. For example, in connection with the Amended Sanofi Agreement, we have recorded short-term and long-term deferred revenue on our consolidated balance sheets based on our best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized within the next 12 months are classified as long-term deferred revenue.
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
Under ASC 606, we will recognize revenue and record a receivable when we fulfill our performance obligations under the Amended Sanofi Agreement. When no further performance obligation is required to be satisfied, we will recognize revenue for the portion satisfied and record a receivable. Amounts are recorded as short-term collaboration receivables when our right to consideration is unconditional. A contract liability is recognized when a customer prepays consideration or owes prepayment to an entity according to a contract. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.

Valuation of Contingent Consideration
Contingent consideration reflected on our consolidated balance sheets consists of liabilities for potential milestone and earnout payment obligations recorded in connection with our acquisition of the MRT Program in December 2016. Contingent consideration is initially recognized at fair value at the acquisition date and is subsequently remeasured to fair value at each reporting date, with changes recorded in our consolidated statements of operations. Significant judgment is required in estimating fair value. Our estimates of fair value are based upon assumptions we believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ materially from estimates.
The fair value of the contingent consideration related to the potential future milestone and earnout payments was estimated by us on the acquisition date and is estimated by us at each reporting date using a discounted cash flow analysis based on various assumptions, including the probability of achieving specified events, discount rates and the period of time until the earnout payments are payable and the conditions triggering the milestone payments are met.
Impairment of
In-Process
Research and Development
IPR&D reflected on our consolidated balance sheets includes indefinite-lived intangible assets recorded in connection with our acquisition of the MRT Program in December 2016. Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. We test our indefinite-lived IPR&D annually for impairment on October 1st. In testing indefinite-lived IPR&D for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that its fair value is less than its carrying amount, or we can perform a quantitative impairment analysis to determine the fair value of the indefinite-lived IPR&D without performing a qualitative assessment. Qualitative factors that we consider include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If we choose to first assess qualitative factors and we determine that it is more likely than not that the fair value of the indefinite-lived IPR&D is less than its carrying amount, we would then determine the fair value of the indefinite-lived IPR&D. Under either approach, if the fair value of the indefinite-lived IPR&D is less than its carrying amount, an impairment charge would be recognized for the difference between the fair value and the carrying amount in the consolidated statements of operations. Significant judgment is required in testing IPR&D for impairment, and changes in estimates and assumptions could materially affect the determination of whether impairment exists and, if so, the amount of that impairment.
In September 2019, we discontinued development of MRT5201, which was an indicator of impairment, and, as a result, we retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. We have not invested any additional funds in this program and have reallocated all resources previously dedicated to the OTC deficiency program to other programs within the company. We determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, we recorded an impairment charge of $18.6 million during the year ended December 31, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. During the year ended December 31, 2020, we did not recognize any impairment charges related to our definite-lived IPR&D.
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

We have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If we elect this option and determine, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors, such as microeconomic conditions, changes in the industry and the markets in which we operate as well as historical and expected future financial performance. Alternatively, we may elect to not first assess qualitative factors and instead immediately perform the quantitative impairment test.
In 2020, we elected to early adopt guidance issued by the Financial Accounting Standards Board that simplifies the test for goodwill impairment. This guidance removed Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment charge is now recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.
During the years ended December 31, 2020 and 2019, we did not recognize any impairment charges related to goodwill.
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer who serves as our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on such evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020 based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form
10-K
beginning on page
F-2.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2020.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, which we intend to file no later than 120 days after the end of our fiscal year ended December 31, 2020.

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
(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form
10-K.

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

2.1+†	Asset Purchase Agreement, by and between the Registrant and Shire Human Genetic Therapies, Inc. dated as of December 22, 2016	S-1^	June 1, 2018	2.1

3.1	Restated Certificate of Incorporation of Translate Bio, Inc.	8-K^^	July 2, 2018	3.1

3.2	Amended and Restated Bylaws of Translate Bio, Inc.	8-K^^	July 2, 2018	3.2

4.1	Specimen Stock Certificate evidencing shares of common stock	S-1^	June 1, 2018	4.1

4.2	Description of Registrant’s Securities	10-K	March 12, 2020	4.2

10.1	Amended and Restated Registration Rights Agreement, by and among the Registrant and the other parties thereto, dated as of December 22, 2016	S-1^	June 1, 2018	10.1

10.2+	Exclusive Patent License Agreement between the Massachusetts Institute of Technology and Shire AG, dated as of November 1, 2013, as amended	S-1^	June 1, 2018	10.2

10.3*	Form of Indemnification Agreement with directors and executive officers	S-1^	June 1, 2018	10.3

10.4*	2016 Stock Incentive Plan, as amended	S-1^	June 1, 2018	10.4

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.5*	Form of Incentive Stock Option Agreement under the 2016 Stock Incentive Plan	S-1^	June 1, 2018	10.5

10.6*	Form of Nonstatutory Stock Option Agreement under the 2016 Stock Incentive Plan	S-1^	June 1, 2018	10.6

10.7*	2018 Equity Incentive Plan	S-1/A^	June 12, 2018	10.7

10.8*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan (Single Trigger Acceleration)	S-1^	June 1, 2018	10.8

10.9*	Form of Stock Option Agreement under the 2018 Equity Incentive Plan (Double Trigger Acceleration)	S-1^	June 1, 2018	10.9

10.10*	2018 Employee Stock Purchase Plan	S-1^	June 1, 2018	10.10

10.11*	2021 Inducement Stock Incentive Plan			X

10.12*	Form of Stock Option Agreement under the 2021 Inducement Stock Incentive Plan (No Acceleration)			X

10.13*	Form of Stock Option Agreement under the 2021 Inducement Stock Incentive Plan (Double Trigger Acceleration)			X

10.14*	Form of Stock Option Agreement under the 2021 Inducement Stock Incentive Plan (Single Trigger Acceleration)			X

10.15*	Letter Agreement, dated October 31, 2014, by and between the Registrant and Ronald C. Renaud, Jr.	S-1^	June 1, 2018	10.11

10.16*	Amendment to Letter Agreement, dated March 11, 2020, by and between the Registrant and Ronald C. Renaud, Jr.	10-K	March 12, 2020	10.12

10.17	Lease Agreement, dated June 29, 2017, by and between Translate Bio MA, Inc. and ARE-MA Region No. 8, LLC	S-1^	June 1, 2018	10.14

10.18	Indenture of Lease, dated November 3, 2020, by and between the Registrant and Boston Properties Limited Partnership			X

10.19*	Consulting Agreement, dated June 1, 2012, as amended, by and between the Registrant and Daniel S. Lynch	S-1^	June 1, 2018	10.15

10.20*	Consulting Agreement, dated July 1, 2016, by and between the Registrant and Owen Hughes	S-1^	June 1, 2018	10.16

10.21*	Amended and Restated Employment Agreement, dated March 11, 2020, by and between the Registrant and John R. Schroer	10-K^^	March 12, 2020	10.17

10.22*	Separation Agreement, dated December 27, 2020, by and between the Registrant and John R. Schroer			X

		Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

10.23*	Amended and Restated Employment Agreement, dated March 11, 2020, by and between the Registrant and Richard Wooster	10-K^^	March 12, 2020	10.18

10.24*	Translate Bio, Inc. Director Compensation Policy	S-1/A^	June 12, 2018	10.19

10.25+	Collaboration and License Agreement, dated June 8, 2018, by and between Translate Bio MA, Inc. and Sanofi Pasteur Inc.	S-1/A^	June 12, 2018	10.20

10.26#	First Amendment to the Collaboration and License Agreement, dated March 26, 2020, by and between Translate Bio MA, Inc. and Sanofi Pasteur, Inc.	10-Q^^	May 7, 2020	10.1

10.27#	Second Amendment to the Collaboration and License Agreement, dated June 22, 2020, by and between Translate Bio MA, Inc. and Sanofi Pasteur, Inc.	10-Q^^	August 6, 2020	10.1

10.28	Securities Purchase Agreement, dated June 22, 2020, by and between the Registrant and Sanofi, a French corporation	10-Q^^	August 6, 2020	10.2

10.29	Registration Rights Agreement, dated July 20, 2020, by and between the Registrant and Sanofi, a French corporation	10-Q^^	August 6, 2020	10.3

10.30#	Supply Agreement, dated June 22, 2020, by and between Translate Bio MA, Inc. and Sanofi Pasteur, Inc.	10-Q^^	August 6, 2020	10.4

10.31#	Third Amendment to Exclusive Patent License Agreement, dated June 12, 2020, between the Massachusetts Institute of Technology and Shire AG, dated as of November 1, 2013, as amended	10-Q^^	August 6, 2020	10.5

10.32+	First Amendment to Asset Purchase Agreement, by and between the Registrant and Shire Human Genetic Therapies, Inc., dated as of June 7, 2018	S-1/A^	June 12, 2018	10.21

10.33#	Suite Retention and Development Agreement, dated September 9, 2019, by and between Albany Molecular Research, Inc. and the Registrant	10-Q^^	November 6, 2019	10.1

10.34#	First Amendment, dated September 22, 2020 to Suite Retention and Development Agreement, dated September 9, 2019, by and between Albany Molecular Research, Inc. and the Registrant	10-Q^^	November 5, 2020	10.1

21.1	List of Subsidiaries				X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporation by Reference
Exhibit Number	Description	Form	Date of Filing	Exhibit Number	Filed Herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Indicates management contract or compensatory plan
^	SEC File No. 333-225368
^^	SEC File No. 001-38550
+	Confidential treatment has been granted as to certain portions, which portions have been omitted and filed separately with the U.S. Securities and Exchange Commission.
†
Pursuant to Item 601(b)(2) of
Regulation S-K, the
Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
Item 16. Form
10-K
Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

TRANSLATE BIO, INC.

Date: March 1, 2021	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr.	President and Chief Executive Officer, Director (Principal Executive Officer and Principal Financial Officer)	March 1, 2021

/s/ Robert D. Prentiss Robert D. Prentiss	Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	March 1, 2021

/s/ Daniel S. Lynch Daniel S. Lynch	Chairman of the Board	March 1, 2021

/s/ Daniella Beckman Daniella Beckman	Director	March 1, 2021

/s/ George Demetri, M.D. George Demetri, M.D.	Director	March 1, 2021

/s/ Jean-François Formela, M.D. Jean-François Formela, M.D.	Director	March 1, 2021

/s/ Owen Hughes Owen Hughes	Director	March 1, 2021

/s/ Robert J. Meyer, M.D. Robert J. Meyer, M.D.	Director	March 1, 2021

/s/ Robert M. Plenge, M.D., Ph.D. Robert M. Plenge, M.D., Ph.D.	Director	March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Translate Bio, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Translate Bio, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair Value of Contingent Consideration
As described in Notes 2 and 5 to the consolidated financial statements, contingent consideration is recorded at fair value on the acquisition date and is revalued each reporting period, with changes in the fair value recognized within the consolidated statement of operations. As of and for the year ended December 31, 2020, management recorded a contingent consideration liability of $152.2 million and expense of $48.6 million. To determine the fair value of the contingent consideration liability, management prepared a discounted cash flow analysis based on various assumptions, including the amount and timing of cash flows, the probability of achieving specified events, discount rate, the period of time until the earnout payments are payable and the conditions triggering the milestone payments are met.
The principal considerations for our determination that performing procedures relating to the fair value of contingent consideration is a critical audit matter are (i) the significant judgment by management when estimating the fair value of contingent consideration, including a high degree of estimation uncertainty in evaluating the amount and timing of cashflows, the probability of achieving specified events, the discount rate, the period of time until the earnout payments are payable, and the conditions triggering when the milestone payments are met, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the fair value of contingent consideration, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimation of the fair value of contingent consideration, including controls over the review of the valuation methodology and assumptions used to estimate the fair value. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the reasonableness of the valuation model and assumptions used by management related to the amount and timing of cash flows, the probability of achieving specified events, discount rate, the period of time until the earnout payments are payable, and the conditions triggering when the milestone payments are met. Evaluating these assumptions used involved evaluating their consistency with the agreements associated with the transaction, external industry and market data, and the stage of product development. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s valuation model and evaluating the reasonableness of the assumptions used in the model.
Revenue recognition—Sanofi Collaboration and License Agreement
As described in Notes 2 and 3 to the consolidated financial statements, the Company recognized revenue of $138.8 million from a collaboration and license agreement with Sanofi. The Company recognized revenue using the cost-to-cost
input method, which management believes best depicts the transfer of control to the customer. Under the cost-to-cost
input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The calculation of the total estimated costs to fulfill the performance obligation includes costs associated with employees, development, manufacturing, and out-of-pocket
costs expected to be paid to third parties. Significant management judgment is required in determining the estimate of total costs required under the arrangement and the period over which the Company is expected to complete its performance obligation.
The principal considerations for our determination that performing procedures relating to revenue recognition under the Sanofi collaboration and license agreement is a critical audit matter are the significant judgment by management when determining the total estimated costs to complete the performance obligation, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence related to management’s assumptions related to the estimation of total forecasted employee, development, manufacturing, and out-of-pocket
costs paid to third parties.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the costs incurred to date and controls over the inputs and assumptions used to estimate the total effort required to complete the performance obligation. These procedures also included, among others (i) evaluating and testing management’s process for determining the estimate of total costs to complete the performance obligation, which included evaluating the reasonableness of significant assumptions related to the estimate of total forecasted employee, development, manufacturing, and out-of-pocket
costs paid to third parties, and (ii) testing, on a sample basis, the actual costs incurred to date. Evaluating the reasonableness of the assumptions used involved assessing management’s ability to reasonably estimate costs to complete the performance obligations by (i) evaluating the appropriateness of changes to management’s estimates of total costs to complete; and (ii) performing a comparison of management’s prior period cost estimates to actual costs incurred and approved.
Indefinite-lived
In-process
Research and Development Intangible Asset Impairment Assessment
As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated indefinite-lived in-process
research and development (IPR&D) intangible asset balance was $42.3 million as of December 31, 2020. Management performs an impairment test as of October 1 of each year, or more frequently if there are indicators of impairment. If the fair value of the indefinite-lived IPR&D intangible asset is less than its carrying amount, an impairment charge is recognized in the consolidated statements of operations. To determine the fair value of the indefinite-lived IPR&D intangible asset, management prepared a discounted cash flow analysis based on various assumptions, including the amount and timing of future cash flows, probability of technical success, and discount rate.
The principal considerations for our determination that performing procedures relating to the indefinite-lived IPR&D intangible asset impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived IPR&D; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of future cash flows, probability of technical success and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived IPR&D intangible asset impairment assessment, including controls over the fair value estimate of the indefinite-lived IPR&D intangible asset, review of the valuation methodology and assumptions used to estimate the fair value. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; and (ii) evaluating the reasonableness of the discounted cash flow analysis and assumptions related to the amount and timing of future cash flows, probability of technical success, and discount rate. Evaluating management’s assumptions related to the amount and timing of future cash flows, probability of technical success and discount rate involved evaluating whether the assumptions used by management were reasonable considering their consistency with data from external sources and the stage of product development. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s discounted cash flow analysis and evaluating the reasonableness of the assumptions used in the models.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2021
We have served as the Company’s auditor since 2015.

TRANSLATE BIO, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$342,027	$84,580
Investments	312,001	104,098
Collaboration receivables	26,598	4,596
Prepaid expenses and other current assets	11,741	9,391
Restricted cash	4,826	950

Total current assets	697,193	203,615
Property and equipment, net	15,372	12,539
Right-of-use assets, net	72,957	10,400
Goodwill	21,359	21,359
Intangible assets, net	79,127	85,536
Other assets	3,928	2,752

Total assets	$889,936	$336,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,839	$15,968
Accrued expenses	13,202	7,072
Current portion of deferred revenue	67,563	18,100
Current portion of operating lease liability	11,733	530

Total current liabilities	101,337	41,670
Contingent consideration	152,230	103,655
Deferred revenue, net of current portion	228,659	25,256
Operating lease liability, net of current portion	50,953	12,084

Total liabilities	533,179	182,665

Commitments and contingencies (Notes 3 and 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of December 31, 2020 and 2019; no s hares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019; 75,029,625 shares and 60,022,067 shares issued and outstanding as of December 31, 2020 and 2019, respectively	75	60
Additional paid-in capital	769,965	512,231
Accumulated deficit	(413,283)	(359,496)
Accumulated other comprehensive income	—	741

Total stockholders’ equity	356,757	153,536

Total liabilities and stockholders’ equity	$889,936	$336,201

The accompanying notes are an integral part of these consolidated financial statements.

F-
6

TRANSLATE BIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Collaboration revenue	$138,811	$7,804
Operating expenses:
Research and development	109,629	76,369
General and administrative	35,922	28,632
Change in fair value of contingent consideration	48,575	13
Impairment of intangible asset	—	18,559

Total operating expenses	194,126	123,573

Loss from operations	(55,315)	(115,769)
Other income, net	1,528	1,990

Loss before benefit from income taxes	(53,787)	(113,779)
Benefit from income taxes	—	486

Net loss	$(53,787)	$(113,293)

Net loss per share—basic and diluted	$(0.80)	$(2.20)

Weighted average common shares outstanding—basic and diluted	67,520,886	51,445,539

The accompanying notes are an integral part of these consolidated financial statements.

F-
7

TRANSLATE BIO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(53,787)	$(113,293)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net of tax of $0	(741)	545

Comprehensive loss	$(54,528)	$(112,748)

The accompanying notes are an integral part of these consolidated financial statements.

F-
8

TRANSLATE BIO, INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	45,139,955	$45	$371,257	$(246,203)	$196	$125,295
Issuance of common stock in connection with private placement, net of placement agent fees and offering costs	5,582,940	6	44,128	—	—	44,134
Issuance of common stock in connection with public offering, net of underwriting discounts and commissions and offering costs	9,000,000	9	84,002	—	—	84,011
Issuance of common stock in connection with a former employee letter agreement	67,406	—	847	—	—	847
Forfeited restricted common stock	(1,783)	—	(2)	—	—	(2)
Exercise of stock options	233,549	—	1,512	—	—	1,512
Stock-based compensation expense	—	—	10,487	—	—	10,487
Unrealized gains on available-for-sale securities	—	—	—	—	545	545
Net loss	—	—	—	(113,293)	—	(113,293)

Balances at December 31, 2019	60,022,067	60	512,231	(359,496)	741	153,536
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	8,544,982	9	153,602	—	—	153,611
Issuance of common stock in connection with Securities Purchase Agreement	4,884,434	5	73,749	—	—	73,754
Exercise of stock options	1,551,178	1	12,397	—	—	12,398
Issuance of common stock under employee stock purchase plan	26,964	—	366	—	—	366
Stock-based compensation expense	—	—	17,620	—	—	17,620
Unrealized losses on available-for-sale securities	—	—	—	—	(741)	(741)
Net loss	—	—	—	(53,787)	—	(53,787)

Balances at December 31, 2020	75,029,625	$75	$769,965	$(413,283)	$—	$356,757

The accompanying notes are an integral part of these consolidated financial statements.

F-
9

TRANSLATE BIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(53,787)	$(113,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	9,270	4,732
Stock-based compensation expense	17,620	11,334
Impairment of intangible asset	—	18,559
Change in fair value of contingent consideration	48,575	13
Deferred income tax benefit	—	(486)
Changes in operating assets and liabilities:
Collaboration receivables	(22,002)	(3,763)
Prepaid expenses and other assets	(6,278)	(5,743)
Right-of-use assets	4,315	484
Long-term prepaid rent	(10,058)	(2,752)
Accounts payable	(6,572)	9,928
Accrued expenses	6,358	257
Lease liability	(3,991)	(375)
Deferred revenue	252,866	(1,057)

Net cash provided by (used in) operating activities	236,316	(82,162)

Cash flows from investing activities:
Purchases of investments	(339,410)	(174,271)
Sales and maturities of investments	130,765	159,622
Purchases of property and equipment	(6,477)	(3,537)

Net cash used in investing activities	(215,122)	(18,186)

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	154,292	84,600
Payments of public offering costs	(681)	(589)
Proceeds from Securities Purchase Agreement	73,754	—
Proceeds from private placement, net of placement agent fees	—	44,608
Payments of private placement offering costs	—	(477)
Proceeds from option exercises	12,398	1,512
Proceeds from issuance of common stock under employee stock purchase plan	366	—

Net cash provided by financing activities	240,129	129,654

Net increase in cash, cash equivalents and restricted cash:	261,323	29,306
Cash, cash equivalents and restricted cash at beginning of period	85,530	56,224

Cash, cash equivalents and restricted cash at end of period	$346,853	$85,530

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$342,027	$84,580
Restricted cash	4,826	950

Total cash, cash equivalents and restricted cash at end of period	$346,853	$85,530

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$406	$1,189
Issuance of common stock in connection with a former employee letter agreement	$—	$847
The accompanying notes are an integral part of these consolidated financial statements.

F-
10

TRANSLATE BIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of the Business and Basis of Presentation
Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. In addition, the Company is also pursuing discovery efforts in diseases that affect the liver. The Company is also pursuing the applicability of its MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc. (“Sanofi”), the vaccines global business unit of Sanofi S.A.
The outbreak of a novel strain of coronavirus named
SARS-CoV-2,
which causes
COVID-19,
and the resulting
COVID-19
pandemic has presented a substantial public health and economic challenge around the world and continues to affect the Company’s employees, patients, communities and business operations, as well as economies and financial markets worldwide. In 2020, the Company progressed certain of its preclinical programs, specifically in therapeutics for pulmonary diseases and in vaccine development under its collaboration with Sanofi, as further discussed below. However, as a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the Company’s ongoing Phase 1/2 clinical trial in patients with cystic fibrosis (“CF”) was paused in April 2020 and then resumed in September 2020. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning
COVID-19,
the actions taken in an effort to contain it or to potentially treat or vaccinate against
COVID-19
and the economic impact on local, regional, national and international markets. The Company actively monitors this situation and the possible effects on its financial condition, liquidity, operations, suppliers, industry and workforce.
The Company is developing MRT5005 for the treatment of CF. The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single- and multiple-ascending doses of MRT5005. The clinical trial is investigating several groups receiving five once-weekly doses, as well as a group receiving five daily doses. In April 2019, the Company completed dosing of all patients in the originally planned single-ascending dose (“SAD”) portion of the Phase 1/2 clinical trial and in July 2019, the Company reported interim data from the SAD portion of the clinical trial through one-month
follow up post dosing. In January 2021, the Company announced that it completed enrollment and dosing in the dose cohorts comprising the second interim data analysis. The Company anticipates reporting interim clinical data from these cohorts early in the second quarter of 2021.
The Company is leveraging its lung delivery platform and focusing its preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical needs, including primary ciliary dyskinesia and pulmonary arterial hypertension.
The Company has a collaboration with Sanofi to develop infectious disease vaccines using the Company’s mRNA technology. Under the collaboration, the Company and Sanofi are jointly conducting research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens (see Note 3). Two of the target pathogens under development are
SARS-CoV-2
and influenza. MRT5500 has been selected

F-1
1

as the lead candidate for a vaccine against
SARS-CoV-2.
A Phase 1/2 clinical trial to evaluate MRT5500 is expected to begin in the first quarter of 2021. For the influenza vaccine program, lead lipid nanoparticle/mRNA formulations are being evaluated in preclinical studies to support a clinical proof of technology trial anticipated to begin mid-
y
ear
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
The Company’s financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. Through December 31, 2020, the Company has funded its operations primarily through sales of equity securities and upfront payments received under a collaboration and license agreement with Sanofi. The Company has incurred recurring losses and cash outflows from operations since its inception, including net losses of $53.8 million and $113.3 million for the years ended December 31, 2020 and 2019, respectively. In addition, the Company had an accumulated deficit of $413.3 million as of December 31, 2020. The Company expects to continue to generate operating losses for the foreseeable future.
As of
March

1
, 2021, the date of issuance of these consolidated financial statements, the Company expects that its cash, cash equivalents and investments of $654.0 million as of December 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements through 2023. The future viability of the Company beyond that point is dependent on the Company’s ability to raise additional capital to finance its operations.
Sales of Common Stock
On March 13, 2020, the Company filed a universal shelf registration statement on Form
S-3
with the SEC (the “2020 Shelf”) to register for sale from time to time up to $350.0 million of common stock, preferred stock, debt securities, warrants and/or units in one or more offerings (File
No. 333-237159).
This registration statement was declared effective on May 4, 2020.
The Company is party to an Open Market Sale Agreement
SM
(the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $100.0 million. As of December 31, 2020, the Company has issued and sold an aggregate of 2,863,163 shares of its common stock pursuant to the Sales Agreement, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
On June 24, 2020, the Company filed a registration statement on Form
S-3ASR,
which became automatically effective upon filing with the SEC (File
No. 333-239405)
(the “June 2020 Registration

Statement”). The June 2020 Registration Statement registered for sale from time to time common stock, preferred
stock, debt securities, warrants and/or units in one or more offerings. On June 30, 2020, the Company issued and sold 5,681,819 shares of common stock through a public offering pursuant to the June 2020 Registration Statement. The price to the public was $22.00 per share, resulting in gross proceeds to the Company of $125.0 million, before deducting underwriting discounts and commissions of $7.5 million and other offering expenses of $0.5 million.
Sanofi Pasteur Collaboration and Licensing Agreement
In 2018, the Company entered into a collaboration and license agreement with Sanofi (the “Original Sanofi Agreement”) to develop mRNA vaccines for up to five infectious disease pathogens (the “Licensed Fields”). On March 26, 2020, the Company and Sanofi amended the Original Sanofi Agreement (the “First Sanofi Amendment”) to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. On June 22, 2020, the Company and Sanofi further amended the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi (the “Second Sanofi Amendment”) (see Note 3). The Original Sanofi Agreement, as amended by the First Sanofi Amendment and the Second Sanofi Amendment, is referred to as the “Amended Sanofi Agreement.”
Pursuant to the Amended Sanofi Agreement, the Company and Sanofi are jointly conducting
research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration expires in June 2022 with an option for Sanofi to extend for one additional year. If Sanofi elects to extend the collaboration, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens.
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
Pursuant to the Second Sanofi Amendment, Sanofi paid the Company an additional upfront
payment of $300.0 million in August 2020. Additionally, in connection with the execution of the Second Sanofi Amendment, the Company and an affiliate of Sanofi (the “Sanofi Investor”) entered into a securities purchase agreement (the “Secur
i
ties Purchase Agreement”) for the sale and issuance of 4,884,434 shares of the Company’s common stock to the Sanofi Investor at a price of $25.59 per share for an aggregate purchase price of approximately $125.0 million. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated on July 20, 2020 (see Note 3).
2. Summary of Significant Accounting Policies

Use of Estimates
The preparation of the Company’s consolidated
financial
statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual for research and development expenses, the revenue recognized from collaboration agreements, the valuation of stock-based awards, the valuation of assets acquired and liabilities assumed in business combinations, and the impairment of identifiable intangible assets and goodwill. The Company has made estimates of the impact of

COVID-19

within its financial statements and have determined them to be immaterial. There may be changes to those estimates in future periods
. Estimates are
periodically
reviewed in light of
changes
in circumstances, facts and experience. Changes in
estimates
are recorded in the period in which they become known. Actual results could differ from those estimates.
Cash and Cash Equivalents
All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds as of December 31, 2020 and 2019.
Investments
Available-for-sale

securities consist of investments with original maturities greater than 90 days at acquisition date. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such available-for-sale

securities represent the investment of cash that is available for current operations.
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
The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations. No such adjustments were necessary during the periods presented
.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents as well as investments. Cash, cash equivalents and investments consist of demand deposits, money market funds, U.S. treasuries and U.S. government agency bonds. The Company generally maintains balances in various operating accounts with financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash, cash equivalents and investments and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Property and equipment are tested for recoverability whenever events or changes in business circumstances
indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate an asset group for recoverability, the Company compares the forecasted undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows using market participant assumptions. The Company did not record any material impairment losses on property and equipment during the years ended December 31, 2020 and 2019.
Leases
The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (ASC 842), using a modified retrospective approach, as of January 1, 2019, with no restatement of prior periods or cumulative adjustment to retained earnings. The Company elected the package of practical expedients, which permits the Company not to reassess under the new standards for prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the hindsight practical expedient when determining the lease term for existing leases and assessing impairment of expired or existing
leases. The Company elected the practical expedient for short-term leases and does not apply the recognition requirements to leases with a term of 12 months or less and recognizes those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease

components for real estate leases. The Company elected to utilize its incremental borrowing rate based on the remaining lease term as of the date of adoption.
The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its operating right-of-use

(“ROU”) asset and operating lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term.
In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance, and other expenses, which are generally referred to as non-lease

components. The Company

F-1
5

has elected to not separate lease and

non-lease

components. Only the fixed costs for lease components and their associated non-lease

components are accounted for as a single lease component and recognized as part of a ROU asset and liability. Rent expense is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations.
Revenue Recognition
The terms of the Company’s collaboration agreements may include consideration such as non-refundable
license fees, funding of research and development services, payments due upon the achievement of clinical and preclinical performance-based development milestones, regulatory milestones, manufacturing services, sales-based milestones and royalties on product sales.
The Company had no revenue prior to the Amended Sanofi Agreement, therefore the adoption of ASC 606,
Revenue from Contracts with Customers
, (“ASC 606”), described further in Note 3 under the heading “Accounting under ASC 606”, had no impact to the Company. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance contracts, financial instruments, guarantees and nonmonetary exchanges. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when collectability of the consideration to which the Company is entitled in exchange for the goods or services the Company transfers to the customer is determined to be probable. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. The Company then allocates the transaction price (the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled and will not result in a significant reversal of revenue when the uncertainty with the variable consideration is resolved.
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
The Amended Sanofi Agreement entitles the Company to additional payments upon the achievement of performance-based milestones. These milestones are generally categorized into three types: development milestones, generally based on the advancement of the Company’s pipeline and initiation of clinical trials; regulatory milestones, generally based on the submission, filing or approval of regulatory applications such as a
F-1
6

new drug application in the United States; and sales-based milestones, generally based on meeting specific thresholds of sales in certain geographic areas. The Company is also eligible to receive from Sanofi tiered royalty payments on worldwide net sales of mRNA vaccines. For each collaboration that includes development milestone payments, the Company evaluates whether it is probable that the consideration associated with each milestone will not be subject to a significant reversal in the cumulative amount of revenue recognized. Amounts that meet this threshold are included in the transaction price using the most likely amount method, whereas amounts that do not meet this threshold are considered constrained and excluded from the transaction price until they meet this threshold. Milestones tied to regulatory approval, and therefore not within the Company’s control, are considered constrained until such approval is received. Upfront and ongoing development milestones per the collaboration agreements are not subject to refund if the development activities are not successful. At the end of each subsequent reporting period, the Company re-evaluates
the probability of a significant reversal of the cumulative revenue recognized for the milestones, and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up
basis, which would affect revenues from collaborators in the period of adjustment. The Company may enter into an agreement that includes sales-based milestone payments and royalties in exchange for a license of intellectual property. The Company considers the underlying facts and circumstances of these agreements, noting whether the future payments are contingent upon future sales and whether they are dependent on a third party’s ability to successfully commercialize a product using the licensed intellectual property. The Company also considers whether the license is the only, or predominant, item to which the milestone payments and royalties relate. If the Company concludes the license is the predominant item in the agreement, therefore the primary driver of value, the Company excludes sales-based milestone payments and royalties from the transaction price until the sale occurs (or, if later, until the underlying performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied). Currently, the Company has not recognized any royalty revenue resulting from the Amended Sanofi Agreement.
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
Whenever the Company determines that a contract should be accounted for as a combined performance obligation, which is recognized over time, it will utilize the cost-to-cost
input method. Revenue will be recognized over time using the cost-to-cost
input method, based on the total estimated costs to fulfill the obligations. The Company will recognize revenue as services are delivered. Significant management judgment is required in determining the estimate of total costs required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.
The Company evaluates its collaborative agreements for proper classification in the consolidated statements of operations based on the nature of the underlying activity. Transactions between collaborators recorded in the Company’s consolidated statements of operations are recorded on either a gross or net basis, depending on the characteristics of the collaborative relationship.
For revenue generating arrangements where the
Company
, as a vendor, provides consideration to a licensor or collaborator, as a customer, the Company applies the accounting standard that governs such transactions. This standard addresses the accounting for revenue arrangements where both the vendor and the customer make cash payments to each other for services and/or products. A payment to a customer is presumed to be a reduction of the transaction price unless the Company receives an identifiable benefit for the payment and it can reasonably
F-1
7

estimate the fair value of the benefit received. Payments to a customer that are deemed a reduction of the transaction price are recorded first as a reduction of revenue, to the extent of both cumulative revenue recorded to date and probable future revenues, which include any unamortized deferred revenue balances, under all arrangements with such customer, and then as an expense. Payments that are not deemed to be a reduction of the transaction price are recorded as an expense.
Consideration that does not meet the requirements to satisfy the above revenue recognition criteria is a contract liability and is recorded as deferred revenue in the consolidated balance sheets. Although the Company follows detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. For example, in connection with the Amended Sanofi Agreement, the Company has recorded short-term and long-term deferred revenue on its consolidated balance sheets based on the Company’s best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue.
The estimate of deferred revenue also reflects management’s estimate of the periods of the Company’s involvement in certain of its collaborations. The Company’s performance obligations under these collaborations consist of participation on steering committees and the performance of other research and development services. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the Company’s estimates may change in the future. Such changes to estimates would result in a change in revenue recognition amounts. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company will recognize and record in future periods. At December 31, 2020, the Company had short-term and long-term deferred revenue of $67.6 million and $228.7 million, respectively, related to the Sanofi collaboration.
Under ASC 606, the Company will recognize revenue and
record
a receivable when it fulfills its performance obligations under the Sanofi Agreement. When no further performance obligation is required to be satisfied, the Company will recognize revenue for the portion satisfied and record a receivable. Amounts are recorded as short-term collaboration receivables when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less or the amount is immaterial. At December 31, 2020, the Company has not capitalized any costs to obtain any of its contracts.
In-Process
Research and Development
The fair value of
in-process
research and development (“IPR&D”) acquired through a business combination is capitalized as an indefinite-lived intangible asset until the completion or abandonment of the related research and development activities. When the related research and development is completed or a change in circumstance occurs th
a
t defines the useful life, the asset is reclassified to a definite-lived asset and amortized over its estimated useful life. When a change between these classes occurs, the Company will perform an impairment test.
The fair value of an IPR&D intangible asset is typically determined using a discounted cash flow analysis based on various assumptions, including the amount and timing of future cash flows and the probability of technical success. The net cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams.
Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for
F-1
8

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
In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If the Company elects this option and determine, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors, such as microeconomic conditions, changes in the industry and the markets in which it operates as well as historical and expected future financial performance. Alternatively, the Company may elect to not first assess qualitative factors and instead immediately perform the quantitative impairment test.
In 2020, the Company elected to early adopt
guidance
issued by the Financial Accounting Standards Board (“FASB”) that simplifies the test for goodwill impairment. This guidance removed Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment charge is now recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.
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

F-1
9

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

The Company’s cash equivalents and investments are carried at fair value, determined based on Level 2 inputs in the fair value hierarchy described above (see Note 5). The Company’s contingent consideration liability is carried at fair value, determined based on Level 3 inputs in the fair value hierarchy described above (see Note 5). The carrying values of the Company’s short-term collaboration receivables, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.
Segment
Information
The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s primary focus is on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. The Company is also pursuing the applicability of its MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi.
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

Research and development costs also include costs related to performing the Company’s obligations under the Amended Sanofi Agreement.

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

F-
20

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
Stock-Based Compensation
The Company measures all stock-based awards granted to employees, directors and non-employee
consultants based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For stock-based awards with service-based vesting conditions, the Company recognizes compensation expense using the straight-line method. The Company recognizes adjustments to compensation expense for forfeitures as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield (see Note 9). The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.
The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on investments,
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
F-
21

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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares of common stock. For purposes of this calculation, outstanding stock options and unvested restricted common stock are considered potential dilutive shares of common stock.
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020 and 2019.
Recently Adopted Accounting
Pronouncements
In January 2017, the FASB issued Accounting Standards Update (“ASU”)
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

F-
22

In November 2018, the FASB issued ASU
No. 2018-18,
Collaborative Arrangements (Topic 808): Clarifying the Interaction between
Topic
808 and Topic 606.
This update provides clarification on the interaction between ASC 606,
Revenue from Contracts with Customers
(“ASC 606”), and ASC 808,
Collaborative Arrangements
(“ASC 808”), including the alignment of unit of account guidance between the two topics. The Company adopted this new standard as of the required effective date of January 1, 2020, and its adoption had no impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale
debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard will be effective for the Company on January 1, 2021. The Company is currently evaluating the potential impact that the adoption of this new standard will have on its consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes-Simplifying the Accounting for Income Taxes
. This new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements
.
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
Pursuant to the Amended Sanofi Agreement, the Company and Sanofi are jointly conducting research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration (the “Collaboration Term”) expires in June 2022, with an option for Sanofi to extend the Collaboration Term for one additional year, followed by a technology transfer to Sanofi. If Sanofi elects to extend the Collaboration Term, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens,
F-
23

bringing the total to up to ten pathogens.

In addition to the research and developme
n
t and technology transfer, the Company is responsible for manufacturing and supplying non-clinical
products, related materials and investigational products as required by the collaboration plan. Pursuant to the Amended Sanofi Agreement, the Company and Sanofi agreed to a governance structure to manage the activities under the collaboration. If the Company and Sanofi do not mutually agree on certain decisions, Sanofi will be able to break a deadlock without the Company’s consent under certain conditions. The collaboration includes an estimated budget. Sanofi is responsible for paying reimbursable development costs, including the Company’s employee costs, manufacturing costs, and out-of-pocket
costs paid to third parties, up to a specified amount for each Licensed Field.
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
Pursuant to the Original Sanofi Agreement, Sanofi paid the Company an upfront payment of $45.0 million in 2018. Pursuant to the Second Sanofi Amendment, Sanofi paid the Company an additional upfront payment of $300.0 million in August 2020. If Sanofi chooses to exercise its option to extend the Collaboration Term for an additional year, Sanofi has agreed to pay the Company an additional payment of $
75.0
 million.
The
Amended Sanofi Agreement provides that the Company is eligible to receive aggregate potential payments of up to $
1.9
 billion upon the achievement of additional specified development, regulatory, manufacturing and commercialization milestones, inclusive of the fee to exercise the option to extend the Collaboration Term. In particular, the Company is entitled to receive development, regulatory and sales milestone payments of up to $
148.0
 million for each Licensed Field, other than the
SARS-CoV-2
Licensed Field, development, regulatory and sales milestone payments of up to $
250.0
 million in the
SARS-CoV-2
Licensed Field, and
one-time
manufacturing milestone payments of up to $
200.0
 million. In addition, the Company is entitled to receive a $
10.0
 million milestone payment from Sanofi following completion of the technology and process transfer.
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
The Amended Sanofi Agreement provides t
h
at it will remain in effect until terminated in accordance with its terms. Either the Company or Sanofi may terminate the Amended Sanofi Agreement in its entirety if the other party is subject to certain insolvency proceedings. Either party may terminate the Amended Sanofi Agreement in its entirety or with respect to a particular Licensed Field, country or product if the other party materially breaches the Amended Sanofi Agreement and the breach remains uncured for a specified period, which may be extended in certain circumstances. Sanofi may also terminate the Amended Sanofi Agreement in its entirety or with respect to a particular Licensed Field, country or product for safety reasons or for convenience, in each case after a specified notice period. After termination of the Amended Sanofi Agreement, Sanofi may continue to manufacture and commercialize the terminated products for a specified period of time, subject to Sanofi’s payment obligations.
In connection with the execution of the Second Sanofi Amendment, the Company and the Sanofi Investor entered into the Securities Purchase Agreement for the sale and issuance of 4,884,434 shares of the Company’s common stock to the Sanofi Investor at a price of $25.59 per share for an aggregate purchase price of
F-
24

approximately $125.0 million. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated in July 2020, following early termination of the waiting period under the Hart-Scott Rodino Act. Pursuant to the terms of the Securities Purchase Agreement, the Sanofi Investor agreed not to, without the prior written approval of the Company and subject to specified conditions, directly or indirectly acquire shares of the Company’s outstanding common stock, make a tender, exchange, or other offer to acquire shares of the Company’s outstanding common stock, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company (the “Standstill Restrictions”). Further, the Sanofi Investor agreed not to, and to cause its affiliates not to, sell or transfer the shares without the prior written approval of the Company subject to specified conditions (the
“Lock-Up
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
Accounting for the Sanofi Collaboration
For accounting purposes, the Company has combined the Amended Sanofi Agreement, Securities Purchase Agreement and Supply Agreement because the contracts were negotiated as a package with a single commercial objective, the amount of consideration to be paid in one contract depends on the price or performance of the other contracts, and the goods and services promised in the contracts are a single performance obligation in accordance with ASC 606.

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

F-2
5

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

Under ASC 606, the Company recognized revenue using the
cost-to-cost
input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost
input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the progress of completion. The calculation of the total estimated costs to fulfill the performance obligation includes costs associated with employees, development, manufacturing, and out-of-pocket
costs expected to be paid to third parties. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time. The Company has estimated the completion of manufacturing activities to be in 2024.
During the year ended December 31, 2020, the Company increased the overall transaction price by $
592.4
 million. The transaction price as of December 31, 2020 includes the upfront, non-refundable
payments of $
345.0
 million for the transfer of the combined license, supply and development obligations under the Original Sanofi Agreement and Second Sanofi Amendment, the premium paid in consideration for common stock of $
51.2
 million, which represents the excess of the price paid compared to the fair value of the Company’s common stock on the closing date, under the Securities Purchase Agreement, an estimated $
75.2
 million in reimbursable employee costs, an estimated $
160.2
 million in reimbursable development costs including manufacturing costs and out-of-pocket
costs paid to third parties and an estimated $
112.0
 million in milestone payments. Under ASC 606, at the end of each reporting period, the Company re-evaluates
the variable consideration determined using either the expected value or most likely outcome approach and re-evaluates
the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. The estimated collaboration budget is consistently re-evaluated
and changes to the budget, if any, require approval by the Joint Steering Committee. If an approved change occurs, the Company will re-evaluate
the transaction price which could potentially affect the cumulative amount of revenue recognized. As a result of the Second Sanofi Amendment, the Company revised the budget and collaboration plan.
The Company has accounted for the Second Sanofi Amendment as a modification to the existing agreement and not as a separate agreement because the additional goods and services are not distinct and therefore form a single performance obligation that is partially satisfied at the date of the contract modification. Changes as
a result of a contract modification or in the planned services under the Amended Sanofi Agreement may have an impact on the transaction price and on the Company’s measure of progress toward complete satisfaction of the performance obligation. The impact of these changes during the year ended December 31, 2020 were recognized as a total cumulative revenue catch-up adjustment

of

$37.3 million.
The following table summarizes the Company’s collaboration revenue (in thousands):

	Year Ended December 31,
	2020	2019
Collaboration revenue	$138,811	$7,804

F-
26

The following table presents the balance of the Company’s contract liabilities (in thousands):

	December 31, 2020	December 31, 2019
Contract liabilities
Deferred revenue	$296,222	$43,356
Deferred revenue is classified as short-term or long-term in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months which is determined by the cost-to-cost
input method which measures the extent of progress towards satisfying the performance obligation. As of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation is estimated to be approximately $595.6 million, which is expected to be recognized as revenue through 2024. Revenue recognized from contract liabilities at the beginning of the period was $6.0 million and $1.1 million during the years ended December 31, 2020 and 2019, respectively.
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

		December 31, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	6 years	$45,992	$(9,156)	$—	$36,836
Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	—	42,291

Total intangible assets, net		$88,283	$(9,156)	$—	$79,127

		December 31, 2019
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Impairment Charge	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	8 years	$45,992	$(2,747)	$—	$43,245
Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	—	42,291
IPR&D - OTC	Indefinite	18,559	—	(18,559)	—

Total intangible assets, net		$106,842	$(2,747)	$(18,559)	$85,536

F-
27

Identifiable intangible assets
acquired
in the
acquisition
of Shire’s MRT Program consisted of IPR&D, which included ongoing projects that could further the Company’s preclinical and clinical development activities related to CF, OTC deficiency and other potential rare diseases. As of the date of acquisition, the IPR&D was determined to be indefinite-lived.
Upon commencement of the Original Sanofi Agreement, the IPR&D – MRT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over the intangible asset’s estimated life based on an economic consumption model. The Company recorded amortization expense of $6.4 million and $
2.3
 million during the years ended December
31
,
2020
and
2019
, respectively, related to the definite-lived MRT intangible asset. The estimated aggregate amortization expense for the remainder of the useful life is $
10.8
 million, $
11.7
 million, $
11.6
 million and $
2.8
 million for the years ending December
31
,
2021
,
2022
,
2023
and
2024
,
respectively.

Indefinite
-lived IPR&D is not subject to amortization, but is tested
annually
for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. The Company determined that the discontinuation of the development of MRT5201 in September 2019 was an indicator of impairment and, as a result, retested the indefinite-lived IPR&D related to the OTC deficiency program for impairment. The Company determined that there was no residual value to the indefinite-lived IPR&D related to the OTC deficiency program and, as a result, the Company recorded an impairment charge of $18.6 million during the year ended December 31, 2019, representing the entire value of the indefinite-lived IPR&D related to the OTC deficiency program. Concurrent with the impairment charge, the Company removed the contingent consideration liability related to this program. During the year ended December 31, 2020, the Company did not recognize any impairment charges related to its definite-lived IPR&D.
Goodwill
The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the year ended December 31, 2020. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its goodwill annually for impairment on October 1 st
. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment charges related to goodwill
.

F-
28

5. Fair Value of Financial Assets and
Liabilities
The following tables present
information
about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$273,827	$—	$273,827
U.S. treasuries	—	292,001	—	292,001
U.S. government agency bonds	—	20,000	—	20,000

	$—	$585,828	$—	$585,828

Liabilities:
Contingent consideration	$—	$—	$152,230	$152,230

	$—	$—	$152,230	$152,230

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$56,591	$—	$56,591
U.S. government agency bonds	—	104,098	—	104,098

	$—	$160,689	$—	$160,689

Liabilities:
Contingent consideration	$—	$—	$103,655	$103,655

	$—	$—	$103,655	$103,655

During the years ended December 31, 2020 and 2019, there were no
 t
ransfers between Level 1, Level 2 and Level 3.
Cash equivalents as of December 31, 2020 and 2019 consisted of money market funds totaling $273.8 million and $56.6 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy.
The U.S.
 treasuries and U.S.
government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy.

The estimated amortized costs and fair value of the Company’s available-for-sale
securities by contractual maturity are summarized as follows:

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$201,606	$201,596	$103,357	$104,098
Due after one year through two years	110,395	110,405	—	—

Total available-for-sale securities	$312,001	$312,001	$103,357	$104,098

F-
29

Valuation of Contingent Consideration
The contingent consideration liability related to the acquisition of Shire’s MRT Program in 2016 was classified as a Level 3 measurement within the fair value hierarchy. The Company may be required to pay future consideration to Shire contingent upon the achievement of potential future milestones and earnout payments.
The fair value of the liability to make potential future milestone and earnout payments was estimated by the Company at each reporting date based, in part, on the results of a valuation using a discounted cash flow analysis based on various assumptions, including the amount and timing of cash flows, probability of achieving specified events, discount rate, and the period of time until earnout payments are payable and the conditions triggering the milestone payments are met. The actual settlement of contingent consideration could differ from current estimates based on the actual occurrence of these specified events.
The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs	Fair Value at
	Projected Year of Payment	December 31, 2020	December 31, 2019
Earnout payments	2026 - 2039	142,250	$96,097
Milestone payments	2026 - 2032	9,980	7,558

		$152,230	$103,655

The discount rate used in the valuation was 11.0% and 13.5% as of December 31, 2020 and 2019, respectively.
The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2019	$103,655
Increase in fair value of contingent consideration	48,575

Balance as of December 31, 2020	$152,230

The increase in the fair value of contingent consideration during the year ended December 31, 2020 was primarily due to the time value of money due to the passage of time and a decrease in the discount rate.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$12,710	$9,044
Computer equipment	922	779
Office equipment	941	883
Leasehold improvements	5,730	5,635
Construction in progress	5,189	3,460

	25,492	19,801
Less: Accumulated depreciation and amortization	(10,120)	(7,262)

	$15,372	$12,539

Depreciation and amortization expense related to property and
e
quipment was $2.9 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued employee compensation and benefits	$5,600	$3,547
Accrued external research and development expenses	2,805	1,763
Accrued consultant and professional fees	1,489	1,390
Other	3,308	372

	$13,202	$7,072

Included in other accrued expenses as of December 31, 2020 are costs related to entering into the Second Sanofi Agreement.
8. Common Stock
On July 2, 2018, the Company filed its restated certificate of incorporation, which authorizes the Company to issue up to 200,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2020 and 2019, there were 75,029,625 and 60,022,067 shares of common stock issued and outstanding, respectively.
Each share of common stock entitles the holder to one vote for each share of common stock held. Common stockholders are entitled to receive dividends, as declared by the Company’s Board of Directors (the “Board of Directors”). These dividends are subject to the preferential dividend rights of the holders of the Company’s preferred stock. Through December 31, 2020 and 2019, no cash dividends have been declared or paid.
9. Incentive Stock Options and Restricted Stock
2018 Equity Incentive Plan
On March 7, 2018, the
Company’s
Board of Directors

(the “Board of Directors”),
 subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards.
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
3,349,582
shares, (ii)
4
% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. As of December 31, 2019, there were 4,829,847 shares of common stock reserved for issuance under the 2018 Plan. On January 1, 2020, the number of shares of common stock that may be issued under the 2018 Plan increased by
2,400,829
shares of common stock. During the year ended December 31, 2020, a total of

F-
31

226,495
shares issued under the 20
1
6 Plan have been cancelled and rolled over to the 2018 Plan, such that there is a total of
7,457,171
shares of common stock reserved for issuance under the 2018 Plan as of December 31, 2020. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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
Typically, unvested stock options are forfeited upon the recipient cea
s
ing to provide services to the Company.
2018 Employee Stock Purchase Plan
On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, by an amount equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. In December 2019, the Board of Directors elected to add no shares of common stock to the 2018 ESPP. As of December 31, 2020, 870,096 shares of common stock reserved for issuance under this plan.
As of December 31, 2020, 26,964 shares have been issued under the 2018 ESPP.
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

F-
32

Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2019 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,646,378	$8.06	8.42	$3,687
Granted	3,313,584	$10.26
Exercised	(1,551,178)	$7.99
Forfeited	(851,393)	$8.57

Outstanding as of December 31, 2020	9,557,391	$8.79	7.92	$93,256

Exercisable as of December 31, 2020	4,783,112	$7.86	7.11	$50,567
Vested and expected to vest as of December 31, 2020	9,557,391	$8.79	7.92	$93,256

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $19.2 million and $0.6 million, respectively.
The weighted average grant-date fair value per share of stock options granted was $6.31 and $5.59 during the years ended December 31, 2020 and 2019, respectively.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.75%	2.36%
Expected term (in years)	6.1	6.0
Expected volatility	68.8%	73.0%
Expected dividend yield	0%	0%

F-
33

Restricted Common Stock

The following table summarizes the Company’s restricted stock activity since December 31, 2019:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2019	34,168	$1.28
Forfeited restricted common stock	—	$—
Vested restricted common stock	(34,168)	$1.28

Unvested restricted common stock outstanding as of December 31, 2020	—	$—

Stock-Based Compensation
Stock-based compensation expense was classified in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development expenses	$8,818	$4,786
General and administrative expenses	8,802	6,548

	$17,620	$11,334

Included in research and development stock-based compensation expense for the year ended December 31, 2020 was $2.4 million related to the modification of options in connection with the resignation of the Company’s former Executive Vice President and Founder (“EVP and Founder”). In connection with this resignation the Company entered into a separation agreement with the EVP and Founder. Under the terms of the separation agreement, vesting of options for the purchase of 176,266 shares of common stock held by the EVP and Founder was accelerated with no change to the exercise price of such options. Stock options for the purchase of 550,278 shares of common stock, representing all of the vested options held by the EVP and Founder as of the date of his resignation, are exercisable for 18 months following his resignation.
Included in general and administrative stock-based compensation expense for the year ended December 31, 2020 was $1.0 million related to the modification of options in connection with the departure of the
Company’s former Chief Financial Officer (“CFO”). In connection with this resignation the Company entered into a separation agreement with the CFO. Under the terms of the separation agreement, vesting of options for the purchase of 71,374 shares of common stock held by the CFO was accelerated with no change to the exercise price of such options. Stock options for the purchase of 145,362 shares of common stock, representing all of the vested options held by the CFO as of the date of his resignation, are exercisable for three months following his resignation.
As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $25.5 million, which is expected to be recognized over weighted average periods of 2.5 years.
10. Income Taxes
During the years ended December 31, 2020 and 2019, the Company recognized an income tax benefit of $0 and $0.5 million, respectively, which resulted from a reduction in the deferred tax liabilities recorded as part of the Company’s acquisition of the
MRT Program.
All of the Company’s operating losses since inception have been g
e
nerated in the United States.

F-3
4

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
U.S. federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(9.4)	(6.6)
Research and development tax credits and orphan drug credit	(11.6)	(6.8)
Stock-based compensation	(3.5)	0.5
Other permanent differences	0.0	0.2
Change in deferred tax asset valuation allowance	37.0	33.6
Officers compensation	3.5	0.0
NOL and tax credit expiration under 382	4.8	0.0
Other	0.2	(0.3)

Effective income tax rate	0.0%	(0.4)%

Components of the Company’s deferred tax assets were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$64,639	$61,460
Research and development tax credit and orphan drug credit carryforwards	28,406	21,830
Intangibles	7,570	3,607
Deferred revenue	3,753	11,845
Depreciation and amortization	17,305	2,253
Accrued expenses and other	4,583	5,354

Total deferred tax assets	126,256	106,349

Valuation allowance	(126,256)	(106,346)

Net deferred tax assets	$—	$3

As of December 31, 2020, the Company had federal net operating loss carryforwards of $
239.3
 million, of which $116.1 million will, if not utilized, begin to expire in 2031, and state net operating loss carryforwards of $227.6 million, which will, if not utilized, begin to expire in 2031. Federal net operating loss carryforwards generated after 2017 will be carried forward indefinitely and could be used to offset up to 80% of taxable income of each future tax year. As of December 31, 2020, the Company had federal and state research and development tax credits carryforwards of $7.0 million and $4.3 million, respectively, which will, if not utilized, begin to expire in 2032 and 2028, respectively, and orphan drug tax credit carryforwards of $17.4 million, which will, if not utilized, begin to expire in 2037. The Company also has state investment tax credit carryforwards of $0.8 million, which will, if not utilized, begin to expire in 2020.
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
The Company has conducted a study to assess whether an ownership change has occurred and determined there have been multiple ownership changes since inception. As the Company has experienced an ownership change, as defined by Section 382, utilization of the net operating loss carryforwards and research and

F-3
5

development tax credit carryforwards are subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt
rate, and then could be subject to additional adjustments, as required. This limitation will result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. As such, the Company has written off the associ
a
ted deferred tax assets during the year ended December 31, 2020.

In addition, the

Company has not conducted a study of its research and development tax credit carryforwards. This study may result in an adjustment to the Company’s research and development tax credit carryforwards. Until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize all of the benefits of the deferred tax assets. At December 31, 20
20
, the Company maintained a full valuation allowance against its net deferred tax assets. At December 31, 2019, the Company maintained a full valuation allowance against its net deferred tax assets with the exception of alternative minimum tax credit carryforwards, which were fully refundable. Management reevaluates the positive and negative evidence at each reporting period.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2020 and 2019, and were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Valuation allowance at beginning of year	$(106,346)	$(68,143)
Increases recorded to income tax provision	(19,910)	(38,203)

Valuation allowance at end of year	$(126,256)	$(106,346)

The Company had not recorded any amounts for unrecognized tax benefits as of December 31, 2020 and 2019. The Company files income tax returns in the U.S. and Massachusetts. The federal and state returns are generally subject to tax examinations for the tax years ended December 31, 2017 to the present. There are currently no pending tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future or prior period. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

F-3
6

11. Net Loss per Share
Net Loss per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(53,787)	$(113,293)
Denominator:
Weighted average common shares outstanding—basic and diluted	67,520,886	51,445,539

Net loss per share—basic and diluted	$(0.80)	$(2.20)

The Company excluded 124,697 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the year ended December 31, 2019 because those shares had not vested.
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
The
 Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	9,557,391	8,646,378
Unvested restricted common stock	—	34,168

	9,557,391	8,680,546

12. Leases
Suite Retention Agreements
In September 2019, the Company entered into a suite retention and development agreement with Albany Molecular Research, Inc. (“AMRI”) under which a series of cleanroom suites were built at AMRI’s manufacturing facility in accordance with the Company’s objectives (“AMRI Agreement”). The AMRI Agreement continues for five years after the build-out
is completed, and the Company has the right to extend for an additional three years. The Company has determined this is a lease under ASC 842. Under the AMRI Agreement, the Company will finance $6.0 million of the costs of the build-out
(“Build-Out
Costs”). If
Build-Out
Costs exceed $6.0 million, the Company and AMRI will share overage costs equally, up to $11.0 million, and the Company will be responsible for any amounts exceeding $11.0 million. The Company had paid $12.8 million towards the
Build-Out
Costs prior to the lease commencement date which had been recorded within other long-term assets as prepaid rent as these represented payments for lessor owned assets. The Company anticipates making additional payments of $4.1 million related to the final
Build-Out
Costs, of which $1.1 million was paid as of December 31, 2020. These costs are included within the ROU assets and lease liabilities recorded at the

F-3
7

lease commencement date. Upon the
build-out
completion date of August
31
,
2020
, the Company determined that it gained control of the space, in accordance with ASC
842
, which resulted in the recording of an ROU asset and related lease liability of approximately $
66.6
 million and $
53.8
 million, respectively, with the difference being due to the elimination of previously recorded prepaid rent. As of August
31
,
2020
, the Company began paying monthly fees of $
1.0
 million, which are subject to a
3
% increase on January
1
of each calendar year following the first anniversary of the build-out
completion. The option to extend the lease for an additional three years was not included in the lease liability as of December
31
,
2020
as the Company is not reasonably certain it will exercise this option.
In October 2020, the Company entered into a suite retention agreement with Biomedical Research Models, Inc. (“Biomere”) under which the Company will lease two exclusive procedure rooms and one housing and maintenance room in the Worcester, Massachusetts facility. The lease term is 13 months, commencing on December 1, 2020 (“Biomere Lease Commencement”). The Company can terminate the agreement for convenience, and without penalty, with
60

days’
written notice. The lease does not contain any lease incentives or renewal options. Upon the Biomere Lease Commencement, the Company determined that it gained control of the space, in accordance with ASC 842, which resulted in the recording of an ROU asset and lease liability of $0.3 million. As of the Biomere Lease Commencement, the Company began paying monthly fees of less than $0.1 million.
Real Estate Lease
In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The Company occupies approximately 59,000 square feet of space under a
10-year
lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of December 31, 2020 and 2019.
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

reassessed

after the adoption of ASC

, lease and
non-lease
components are combined into a single lease component. The Company’s leases have remaining lease terms of up to nine years
, excluding two five-year options to extend the real estate lease after the expiration of the initial term. The Company believes the Lexington real estate lease, together with the anticipated relocation to a space in Waltham, Massachusetts as described below, will be sufficient to meet its needs for the foreseeable future and that suitable additional space will be available as and when needed.

F-3
8

The components of lease cost were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019
Lease cost
Operating lease cost	$8,099	$2,692

Total lease cost	$8,099	$2,692

Other information
Operating cash flows from operating leases	$7,775	$2,583
Operating lease liabilities arising from obtaining right-of-use assets	$54,063	—
Weighted-average remaining lease term	5 years	8 years
Weighted-average discount rate	11.9%	17.5%
As of December 31, 2020, maturities of operating lease liabilities are as follows (in thousands):

December 31, 2020
2021	$18,067
2022	15,178
2023	15,591
2024	16,050
2025	12,029
2026 and thereafter	7,134

Total future minimum lease payments	84,049
Less: imputed interest	(21,363)

Present value of lease liabilities	$62,686

As of December 31, 2019, maturities of operating lease liabilities are as follows (in thousands):

December 31, 2019
2020	$2,659
2021	2,737
2022	2,818
2023	2,860
2024	2,937
2025 and thereafter	10,160

Total future minimum lease payments	24,171
Less: imputed interest	(11,557)

Present value of lease liabilities	$12,614

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate which are the rates incurred to borrow on a collateralized basis over a term equal to the lease payments in a similar economic environment in determining the present value of lease payments. The Company used the incremental borrowing rate on January 1, 2019 for operating leases that commenced prior to that date and for all subsequent leases the Company used an appropriate incremental borrowing rate upon commencement date.
In October 2020, the Company entered into a suite retention agreement with Azzur
Cleanrooms-on-Demand
– Burlington, LLC (“Azzur”) under which it will lease two exclusive cleanroom suites in the Burlington, Massachusetts facility. The lease term is 24 months, commencing on July 1, 2021, with the option to extend the

F-3
9

term with three months’ notice prior to the
termination
date. Upon commencement, the Company will pay monthly fees

of $0.4 million, which are subject to a 4% increase on July 1, 2022. As of December 31, 2020, the Company’s commitment under this agreement is a total of $8.8 million through June
2023. The Company can terminate the agreement for convenience, and without penalty, with three months’ written notice. The lease does not contain any lease incentives or renewal options. The Company has determined this is a lease under ASC 842. As of December 31, 2020, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out and as such, this lease was not included in the ROU assets or lease liabilities on the Company’s consolidated balance sheet.
On November 3, 2020 (the “Lease Commencement Date”)
,
the Company entered into a
ten-year
lease agreement for approximately 138,444 square feet of office and laboratory space located at 200 West Street in Waltham, Massachusetts. The lease agreement includes an extension option of one period of 10 years. The lease includes a work agreement to perform a build-out
arrangement, with a construction period from March 2021 to December 2021. The landlord has agreed to provide tenant improvement allowances of $26.3 million, plus an additional tenant allowance of up to $15 per square foot, should the Company elect to use those. The Company expects to spend between $9.0 million and $11.0 million on the construction of lessor assets, which represents the cost of the project that exceeds the tenant allowances. Initial base rent, which commences 12 months after the Lease Commencement Date, shall be
$5.7 million for the first year and approximately $8.0 million for the second year and thereafter shall be subject to a 3% annual increase. In December 2020, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $3.9 million, which are classified as restricted cash on the consolidated balance sheets as of December 31, 2020. The Company has determined this is a lease under ASC 842. As of December 31, 2020, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out
and as such, this lease was not included in the ROU assets or lease liabilities on the Company’s consolidated balance sheet.
13. Commitments and Contingencies
Research, Supply and License Agreements
Roche Master Supply Agreement
The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of December 31, 2020, the Company’s purchase commitments under the agreement totaled $14.0 million, with $3.5 million committed as payments each year from 2021 to 2024. Research and development expenses related to this agreement totaled $3.3 million and $12.5 million during the years ended December 31, 2020 and 2019, respectively.
MIT Research Agreement
In September 2019, the Company entered into a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for the Company (the “2019 MIT Agreement”). As of December 31, 2020 and 2019, the Company had paid MIT $1.7 million and $0.3 million, respectively, towards the total committed

F-
40

amount. Research and development expenses related to this agreement during the years ended December 31, 2020 and 2019 were $1.4 million and $0, respectively. There were no amounts payable by the Company under the agreement as of December 31, 2020. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreem
e
nt of the parties.
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
The Company has the right to grant sublicenses under this license. The patent rights licensed to the Company by MIT include claims that cover certain of the Company’s customized lipid nanoparticles used for delivery of coding RNA components in its MRT platform, including products that may be developed under the Company’s collaboration with Sanofi.
Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid annual license maintenance fees of $0.2 million to MIT during each of the years ended December 31, 2020 and 2019.
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
The
Company will be required to pay MIT a portion of the $300.0 million upfront payment from Sanofi and a portion of the premium payment in consideration for the common stock purchased by the Sanofi Investor under the Securities Purchase Agreement (see Note 3), as well as future option and milestone payments that the Company may receive. The amount payable to MIT is currently being negotiated between the Company and MIT and the final amount payable to MIT is unknown as this time. The amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT.
The agreement obligates the Company to use commercially reasonable efforts and expend a minimum amount of resources each year to develop licensed products in accordance with a development plan, and a development milestone timetable specified in the agreement; to use commercially reasonable efforts to

F-
41

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
Expenses related to this agreement totaled $0.2 million during each of the years ended December 31, 2020 and 2019.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 and 2019.
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

F-
42

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
15. Benefit
Plans
The Company has established a defined-contribution retirement plan under Section 401(k) of the Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax
basis. Matching contributions to the plan may be made at the discretion of the Board of Directors. During the years ended December 31, 2020 and 2019, the Company contributed $0.5 million and $0.4 million, respectively, to the plan.
16. Selected Quarterly Financial Information (Unaudited)
The following table contains quarterly financial information for 2020 and 2019 (in thousands, except per share amounts). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue	$4,654	$16,319	$66,446	$51,392	$138,811
Total operating expenses	19,445	52,950	49,697	72,034	194,126
Income (loss) from operations	(14,791)	(36,631)	16,749	(20,642)	(55,315)
Net income (loss)	(14,282)	(36,288)	17,344	(20,561)	(53,787)
Net income (loss) per share applicable to common stockholders—basic	$(0.24)	$(0.58)	$0.24	$(0.22)	$(0.80)
Net income (loss) per share applicable to common stockholders—diluted	$(0.24)	$(0.58)	$0.23	$(0.22)	$(0.80)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue	$1,474	$1,174	$1,266	$3,890	$7,804
Total operating expenses	35,679	29,364	22,901	35,629	123,573
Loss from operations	(34,205)	(28,190)	(21,635)	(31,739)	(115,769)
Net loss	(33,198)	(27,832)	(21,227)	(31,036)	(113,293)
Net loss per share applicable to common stockholders—basic and diluted	$(0.74)	$(0.57)	$(0.41)	$(0.48)	$(2.20)
During
the three months ended March 31, 2020, the fair value of contingent consideration decreased by $9.5 million as a result of an increase in the discount rate.
17. Subsequent Events
On January 20, 2021, the Board of Directors adopted a 2021 Inducement Stock Incentive Plan (the “2021 Plan”), pursuant to which the Company may grant non-statutory
stock options, restricted stock, restricted stock

F-
43

units and other stock-based awards with respect to an aggregate of 2,612,550 shares of common stock. Awards under the 2021 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment,
in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).

F-44