Form 10-Q
period 2021-03-31
Translate Bio, Inc.
filed 2021-05-06
CIK 1693415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, the registrant had 75,232,798 shares of common stock, $0.001 par value per share, outstanding.

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

•
our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and investments and the period in which we expect that such cash, cash equivalents, and investments will enable us to fund such operating expenses and capital expenditure requirements;

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets

Current assets:
Cash and cash equivalents	$155,746	$342,027
Investments	499,007	312,001
Collaboration receivables	23,240	26,598
Prepaid expenses and other current assets	16,721	11,741
Restricted cash	4,826	4,826

Total current assets	699,540	697,193
Property and equipment, net	16,563	15,372
Right-of-use assets, net	71,154	72,957
Goodwill	21,359	21,359
Intangible assets, net	77,106	79,127
Other assets	4,918	3,928

Total assets	$890,640	$889,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,068	$8,839
Accrued expenses	16,240	13,202
Current portion of deferred revenue	72,373	67,563
Current portion of operating lease liability	12,084	11,733
Income tax liability	254	—
Total current liabilities	118,019	101,337
Contingent consideration	108,251	152,230
Deferred revenue, net of current portion	226,876	228,659
Operating lease liability, net of current portion	48,604	50,953

Total liabilities	501,750	533,179

Commitments and contingencies (Notes 3 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 75,217,672 shares and 75,029,625 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	75	75
Additional paid-in capital	775,499	769,965
Accumulated deficit	(386,761)	(413,283)
Accumulated other comprehensive income	77	—

Total stockholders’ equity	388,890	356,757

Total liabilities and stockholders’ equity	$890,640	$889,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$34,600	$4,654
Operating expenses:
Research and development	41,140	21,439
General and administrative	10,817	7,458
Change in fair value of contingent consideration	(43,979)	(9,452)

Total operating expenses	7,978	19,445

Income (loss) from operations	26,622	(14,791)
Other income, net	154	509

Income (loss) before income tax provision	26,776	(14,282)
Income tax provision	(254)	—

Net income (loss)	$26,522	$(14,282)

Net income (loss) per share—basic	$0.35	$(0.24)

Weighted average common shares outstanding—basic	75,189,696	60,008,217

Net income (loss) per share—diluted	$0.34	$(0.24)

Weighted average common shares outstanding—diluted	79,101,624	60,008,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$26,522	$(14,282)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net of tax of $0	77	114

Comprehensive income (loss)	$26,599	$(14,168)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	75,029,625	$75	$769,965	$(413,283)	$—	$356,757
Exercise of stock options	188,047	—	1,550	—	—	1,550
Stock-based compensation expense	—	—	3,984	—	—	3,984
Unrealized gains on available-for-sale securities	—	—	—	—	77	77
Net income	—	—	—	26,522	—	26,522

Balances at March 31, 2021	75,217,672	$75	$775,499	$(386,761)	$77	$388,890

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

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$26,522	$(14,282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,841	1,351
Stock-based compensation expense	3,984	3,172
Change in fair value of contingent consideration	(43,979)	(9,452)
Changes in operating assets and liabilities:
Collaboration receivables	3,358	(1,633)
Prepaid expenses and other assets	(4,672)	2,647
Right-of-use assets	3,049	132
Long-term prepaid rent	(1,298)	(3,044)
Accounts payable	8,114	(9,545)
Accrued expenses	2,733	584
Income tax liabilit y	254	—
Lease liability	(3,244)	(110)
Deferred revenue	3,027	(1,267)

Net cash provided by (used in) operating activities	689	(31,447)

Cash flows from investing activities:
Purchases of investments	(186,929)	(27,409)
Sales and maturities of investments	—	73,994
Purchases of property and equipment	(1,591)	(2,325)

Net cash provided by (used in) investing activities	(188,520)	44,260

Cash flows from financing activities:
Payments of public offering costs	—	(57)
Proceeds from option exercises	1,550	132

Net cash provided by financing activities	1,550	75

Net increase (decrease) in cash, cash equivalents and restricted cash:	(186,281)	12,888
Cash, cash equivalents and restricted cash at beginning of period	346,853	85,530

Cash, cash equivalents and restricted cash at end of period	$160,572	$98,418

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$155,746	$97,468
Restricted cash	4,826	950

Total cash, cash equivalents and restricted cash at end of period	$160,572	$98,418

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$826	$764
Deferred offering costs included in accounts payable and accrued expenses	$—	$120
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of the Business and Basis of Presentation
Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. In addition, the Company is pursuing discovery efforts in diseases that affect the liver. The Company is also pursuing the applicability of its MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc. (“Sanofi”), the vaccines global business unit of Sanofi S.A.
Since early 2020, the outbreak of the novel strain of coronavirus named
SARS-CoV-2,
which causes
COVID-19,
has spread across the globe and the
COVID-19
pandemic has had wide-reaching impacts on the global economy and business operations. The
COVID-19
pandemic has had, and the Company expects it will continue to have, an impact on its operations, the operations of its collaborators, the operations of third-party contractors and other entities with which the Company interacts, as well as on the patients who may enroll in the Company’s clinical trials. The Company actively continues to monitor
COVID-19
trends and government guidance. The ultimate impacts of the
COVID-19
pandemic are still unknown and uncertain.
The Company is developing MRT5005 for the treatment of cystic fibrosis (“CF”). The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single- and multiple-ascending doses of MRT5005. The clinical trial is investigating several groups receiving five once-weekly doses, as well as a group receiving five daily doses. Percent predicted forced expiratory volume in one second (“ppFEV
1
”) which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial as a safety measure. In 2019, the Company reported interim data from the single-ascending dose portion of the Phase 1/2 clinical trial through one-month
follow up post dosing. In January 2021, the Company announced that it completed enrollment and dosing in the dose cohorts comprising the second interim data analysis and in March 2021, the Company reported the second interim data analysis. In evaluating safety and tolerability, the primary outcome measure, data to date from the ongoing Phase 1/2 clinical trial suggested that repeat dosing of MRT5005 was generally safe and well tolerated. For patients receiving MRT5005, ppFEV
1
was not negatively impacted; there was no pattern of treatment-associated increases in ppFEV
1
. The clinical trial continues to dose in the remaining dose groups, which include a 20 mg multiple-ascending dose group and the daily dosing cohorts, and the Company anticipates reporting the findings from the clinical trial at a future medical meeting. The Company plans to continue with ongoing and additional translational studies with MRT5005 and a next-generation CF candidate to support and optimize future clinical development.
The Company is leveraging its lung delivery platform and focusing its preclinical research efforts on identifying lead product candidates for a next-generation CF program, as well as beyond CF in additional pulmonary diseases with unmet medical needs, including primary ciliary dyskinesia, pulmonary arterial hypertension and respiratory infectious diseases.
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
SARS-CoV-2.
A Phase 1/2 clinical trial to evaluate MRT5500 began in the first quarter of 2021. For the influenza vaccine program, lead lipid nanoparticle/mRNA formulations are being evaluated in preclinical studies to support a clinical proof-of-technology
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its two wholly owned subsidiaries, Translate Bio MA, Inc. and Translate Bio Securities Corporation, from their date of incorporation. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated balance sheet as of March 31, 2021, the unaudited condensed consolidated statements of operations and of comprehensive income (loss) for the three months ended March 31, 2021 and 2020, the unaudited condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 1, 2021.
The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
Sales of Common Stock
The Company is
 a
party to an Open Market Sale Agreement
SM
(the “Sales Agreement”) with Jefferies LLC under which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to
$100.0
million. As of March 31, 2021, the Company has issued and sold
2,863,163
shares of its common stock pursuant to the Sales Agreement, resulting in gross proceeds of
$37.9
million, before deducting commissions of
$1.1 million and other offering expenses of $0.2
million.
There were no shares issued or sold pursuant to the Sales Agreement during the three months ended March 31, 2021.
In the future,
$62.1
million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the Company’s universal shelf registration statement on Form S-3.
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
Pursuant to the Amended Sanofi Agreement, the Company and Sanofi are jointly conducting research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The term of the research collaboration (the “Collaboration Term”) expires in June 2022 with an option for Sanofi to extend the Collaboration Term for one additional year, followed by a technology transfer to Sanofi. If Sanofi elects to extend the Collaboration Term, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens.
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
2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form
10-K.
During the three months ended March 31, 2021, there were no material changes to the Company’s significant accounting policies.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. The guidance requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale
debt securities with unrealized losses, the standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted this new standard as of the required effective date of January 1, 2021, and its adoption had no impact on the Company’s condensed consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes-Simplifying the Accounting for Income Taxes
. This new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The Company adopted this new standard as of the required effective date of January 1, 2021, and its adoption had no impact on the Company’s condensed consolidated financial statements.
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

Pursuant to the Amended Sanofi Agreement, the Company and Sanofi are jointly conducting research and development activities to advance mRNA vaccines targeting up to seven infectious disease pathogens. The Collaboration Term expires in June 2022
, with an option for Sanofi to extend the Collaboration Term for one additional year, followed by a technology transfer to Sanofi. If Sanofi elects to extend the Collaboration Term, the collaboration may be further expanded to jointly conduct research and development activities to advance mRNA vaccines for up to an additional three infectious disease pathogens, bringing the total to up to ten pathogens. In addition to the research and development and technology transfer, the Company is responsible for manufacturing
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
 In March 2021, Sanofi paid the Company a milestone payment of $25.0 million upon the initiation of the Phase 1/2 clinical trial of MRT5500 in accordance with agreed upon milestones in the Amended Sanofi Agreement.
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
In connection with the execution of the Second Sanofi Amendment, the Company and an affiliate of Sanofi (the “Sanofi Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) for the sale and issuance of 4,884,434 shares of the Company’s common stock to the Sanofi Investor at a price of $25.59 per share for an aggregate purchase price of approximately $125.0 million. The closing of the transaction contemplated by the Securities Purchase Agreement was consummated in July 2020, following early termination of the waiting period under the Hart-Scott Rodino Act. Pursuant to the terms of the Securities Purchase Agreement, the Sanofi Investor agreed not to, without the prior written approval of the Company and subject to specified conditions, directly or indirectly acquire shares of the Company’s outstanding common stock, make a tender, exchange, or other offer to acquire shares of the Company’s outstanding common stock, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company (the “Standstill Restrictions”). Further, the Sanofi Investor agreed not to, and to cause its affiliates not to, sell or transfer the shares without the prior written approval of the Company subject to specified conditions (the
“Lock-Up
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
Accounting for the Sanofi Collaboration
For accounting purposes, the Company has combined the Amended Sanofi Agreement, Securities Purchase Agreement and Supply Agreement because the contracts were negotiated as a package with a single commercial objective, the amount of consideration to be paid in one contract depends on the price or performance of the other contracts, and the goods and services promised in the contracts are a single performance obligation in accordance with Accounting Standards Codification (“ASC”) 606.
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
Under ASC 606, the Company recognized revenue using the
cost-to-cost
input method, which it believes best depicts the transfer of control to the customer. Under the cost-to-cost
input method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the progress of completion. The calculation of the total estimated cost to fulfill the performance obligation includes costs associated with employees, development, manufacturing, and out-of-pocket
costs expected to be paid to third parties. The estimate of the Company’s measure of progress and estimate of variable consideration to be included in the transaction price will be updated at each reporting date as a change in estimate. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time. The Company has estimated the completion of manufacturing activities to be in 2024.
During the three months ended March 31, 2021, the Company increased the overall transaction price by $7.9 million. The transaction price as of March 31, 2021 includes the upfront, non-refundable
payments of $345.0 million for the transfer of the combined license, supply and development obligations under the Original Sanofi Agreement and Second Sanofi Amendment, the premium paid in consideration for common stock of $51.2 million, which represents the excess of the price paid compared to the fair value of the Company’s common stock on the closing date, under the Securities Purchase Agreement, an estimated $76.0 million in reimbursable employee costs, an estimated $167.3 million in reimbursable development costs including manufacturing costs and out-of-pocket
costs paid to third parties and an estimated $112.0 million in milestone payments. Under ASC 606, at the end of each reporting period, the Company re-evaluates
the variable consideration determined using either the expected value or most likely outcome approach and re-evaluates
the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. The estimated collaboration budget is consistently re-evaluated
and changes to the budget, if any, require approval by the Joint Steering Committee. If an approved change occurs, the Company will re-evaluate
the transaction price which could potentially affect the cumulative amount of revenue recognized. As a result of the Second Sanofi Amendment, the Company revised the budget and collaboration plan.
During the third quarter of 2020, the Company accounted for the Second Sanofi Amendment as a modification to the existing agreement and not as a separate agreement because the additional goods and services were not distinct and therefore form a single performance obligation that was partially satisfied at the date of the contract modification. Changes as a result of a contract modification or in the planned services under the Amended Sanofi Agreement may have an impact on the transaction price and on the Company’s measure of progress toward complete satisfaction of the performance obligation.
The impact of changes during the three months ended March 31, 2021 resulted in a decrease in revenue of
$3.3 million.
The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended March 31,
	2021	2020

Collaboration revenue	$34,600	$4,654
The following table presents the balance of the Company’s contract liabilities (in thousands):

	March 31,	December 31,
	2021	2020
Contract liabilities
Deferred revenue	$299,249	$296,222
Deferred revenue is classified as short-term or long-term in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months which is determined by the cost-to-cost
input method which measures the extent of progress towards satisfying the performance obligation. As of March 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is estimated to be approximately $568.9 million, which is expected to be recognized as revenue through 2024. Revenue recognized from contract liabilities at the beginning of the period was $13.0 million and $1.3 million during the three months ended March 31, 2021 and 2020, respectively.
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

		March 31, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	6 years	$45,992	$(11,177)	$34,815

Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	42,291

Total intangible assets, net		$88,283	$(11,177)	$77,106

		December 31, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(In thousands)
Definite-lived intangible assets:
MRT	6 years	$45,992	$(9,156)	$36,836

Indefinite-lived intangible assets:
IPR&D - CF	Indefinite	42,291	—	42,291

Total intangible assets, net		$88,283	$(9,156)	$79,127

Identifiable intangible assets acquired in the acquisition of Shire’s MRT Program consisted of in-process
research and development (“IPR&D”), which included ongoing projects that could further the Company’s preclinical and clinical
d
evelopment activities related to CF and other potential rare diseases. As of the date of acquisition, the IPR&D was determined to be indefinite-lived.
Upon commencement of the Original Sanofi Agreement, the
IPR&D - MRT
intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over the intangible asset’s estimated life based on an economic consumption model. The Company recorded amortization expense of $2.0 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively, related to the definite-lived MRT intangible asset. The estimated amortization expense for the remainder of the useful life is $11.8 million, $11.2 million, $11.2 million and $2.7 million for the years ending December 31, 2021, 2022, 2023 and 2024, respectively.
Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. The Company determined the results of the second interim data analysis from the Phase 1/2 clinical trial of MRT5005 were a potential indicator of impairment and as such performed a qualitative and quantitative impairment analysis of the CF program and determined the IPR&D was not impaired as of March 31, 2021.

Goodwill
The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the three months ended March 31, 2021. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company determined the results of the second interim data analysis from the Phase 1/2 clinical trial of MRT5005 were a potential indicator of impairment and as such performed a quantitative impairment analysis of the carrying value of
g
oodwill and determined it was not impaired as of March 31, 2021. As such, the Company did not
recognize any impairment charges related to
g
oodwill during the three months ended March 31, 2021.
5. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$86,637	$—	$86,637
U.S. treasuries	—	441,082	—	441,082
U.S. government agency bonds	—	57,925	—	57,925

	$—	$585,644	$—	$585,644

Liabilities:
Contingent consideration	$—	$—	$108,251	$108,251

	$—	$—	$108,251	$108,251

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$—	$273,827	$—	$273,827
U.S. treasuries	—	292,001	—	292,001
U.S. government agency bonds	—	20,000	—	20,000

	$—	$585,828	$—	$585,828

Liabilities:
Contingent consideration	$—	$—	$152,230	$152,230

	$—	$—	$152,230	$152,230

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.
Cash equivalents as of March 31, 2021 and December 31, 2020 consisted of money market funds totaling $86.6 million and $273.8 million, respectively.
The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s investments as of March 31, 2021 and December 31, 2020 consisted of U.S. treasuries and U.S. government agency bonds and were classified as available-for-sale securities. The U.S. treasuries and U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such available-for-sale securities represent the investment of cash that is available for current operations.
The estimated amortized costs and fair value of the Company’s available-for-sale
securities by contractual maturity are summarized as follows:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$299,369	$299,451	$201,606	$201,596
Due after one year through two years	199,561	199,556	110,395	110,405

Total available-for-sale securities	$498,930	$499,007	$312,001	$312,001

Valuation of Contingent Consideration
The contingent consideration liability related to the acquisition of Shire’s MRT Program in 2016 was classified as a Level 3 measurement within the fair value hierarchy. The Company may be required to pay
f
uture consideration to Shire contingent upon the achievement of potential future milestones and earnout payments.
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
The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs Projected Year of Payment	Fair Value at
		March 31,	December 31,
		2021	2020

Earnout payments	2027 - 2039	$99,122	$142,250
Milestone payments	2027 - 2032	9,129	9,980

		$108,251	$152,230

The discount rate used in the valuation was 11.0% as of March 31, 2021 and December 31, 2020.
The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2020	$152,230
Decrease in fair value of contingent consideration	(43,979)

Balance as of March 31, 2021	$108,251

During the quarter ended March 31, 2021, the Company released results of the second interim data analysis from the Phase 1/2 clinical trial of MRT5005. Following the release, the Company reassessed the clinical development plan for MRT5005 and adjusted the expected timelines and the probability of achieving specified events for the program, which resulted in a decrease in the fair value of contingent consideration during the three months ended March 31, 2021.

6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$17,403	$12,710
Computer equipment	933	922
Office equipment	941	941
Leasehold improvements	4,822	5,730
Construction in progress	2,498	5,189

	26,597	25,492
Less: Accumulated depreciation and amortization	(10,034)	(10,120)

	$16,563	$15,372

Depreciation and amortization expense related to property and equipment was $0.8 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively.

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020

Accrued external research and development expenses	$5,100	$2,805
Accrued employee compensation and benefits	3,425	5,600
Accrued consultant and professional fees	1,969	1,489
Other	5,746	3,308

	$16,240	$13,202

Included in other accrued expenses as of March 31, 2021 was $4.5 million related to a work agreement to perform a build-out
of the Company’s office and laboratory space at 200 West Street in Waltham, Massachusetts (see Note 11).
8. Incentive
Stock Options and Employee Stock Purchase Plan
2021 Inducement Stock Incentive Plan
On January 20, 2021, the Board of Directors adopted a 2021 Inducement Stock Incentive Plan (the “2021 Plan”), pursuant to which the Company may grant non-statutory
stock options, restricted stock, restricted stock units and other stock-based awards with respect to an aggregate of 2,612,550 shares of common stock. Awards under the 2021 Plan may only be granted to persons who (i) were not previously an employee or director of the Company or (ii) are commencing employment with the Company following a bona fide period of non-employment,
in either case as an inducement material to the individual’s entering into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).
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
The number of shares initially reserved for issuance under the 2018 Plan is the sum of 2,512,187, plus the number of shares (up to 1,013,167 shares) equal to the sum of (i) the number of shares remaining available for issuance under the 2016 Stock Incentive Plan, as amended (the “2016 Plan”), upon the effectiveness of the 2018 Plan, which was 360,514 shares, and (ii) the number of shares of common stock subject to outstanding awards under the 2016 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares of common stock that may be issued under the 2018 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2019 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2028, by an amount equal to the lowest of (i) 3,349,582 shares, (ii) 4% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. As of December 31, 20
20
, there were 7,457,171 shares of common stock reserved for issuance under the 2018 Plan. On January 1, 2021, the number of shares of common stock that may be issued under the 2018 Plan increased by 3,001,185 shares of common stock. During the three months ended March 31, 2021, a total of 151 shares issued under the 2016 Plan have been canceled and rolled over to the 2018 Plan, such that there is a total of 10,458,507 shares of common stock reserved for issuance under the 2018 Plan as of March 31, 2021. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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
Typically, unvested stock options are forfeited upon the recipient ceasing to provide services to the Company
.

2018 Employee Stock Purchase Plan
On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. A total of 418,697 shares of common stock were initially reserved for issuance under this plan. The number
o
f shares of common stock that may be issued under the 2018 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2019 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2029, by an amount equal to the lowest of (i) 837,395 shares, (ii) 1% of the outstanding shares of common stock on such date and (iii) an amount determined by the Board of Directors. In
December 2020
,
 the Board of Directors elected to add no shares of common stock to the 2018 ESPP. As of March 31, 2021, 870,096 shares of common stock were reserved for issuance under this plan.
As of March 31, 2021, 26,964 shares have been issued under the 2018 ESPP.
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
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	9,557,391	$8.79	7.92	$93,256
Granted	2,324,110	$22.77
Exercised	(188,047)	$8.24
Forfeited	(41,941)	$14.88

Outstanding as of March 31, 2021	11,651,513	$11.57	8.18	$73,830

Exercisable as of March 31, 2021	5,456,919	$7.84	7.21	$47,181
Vested and expected to vest as of March 31, 2021	11,651,513	$11.57	8.18	$73,830
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $2.7 million and less than $0.1 million, respectively.

The weighted average grant-date fair value per share of stock options granted was $14.20 and $4.67 during the three months ended March 31, 2021 and 2020, respectively.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Three Months Ended March 31,
	2021	2020

Risk-free interest rate	1.01%	0.86%
Expected term (in years)	6.1	6.1
Expected volatility	69.9%	68.0%
Expected dividend yield	0%	0%
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2021	2020

Research and development expenses	$2,080	$1,454
General and administrative expenses	1,904	1,718

	$3,984	$3,172

As of March 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $54.2 million, which is expected to be recognized over a weighted average period of 2.9 years.
9. Income Taxes
The Company recognized an income tax provision of
$0.3
million and
$0
during the three months ended March 31, 2021 and 2020, respectively. The income tax provision recognized during the three months ended March 31, 2021 relates primarily to an expected income tax liability due to the acceleration of revenue recognition for tax purposes related to the Amended Sanofi Agreement. There was no
income tax benefit recognized during the three months ended March 31, 2020. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
10. Net
Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period, including any dilutive effect from outstanding stock options.

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic net income (loss) per common share:

Numerator:
Net income (loss)	$26,522	$(14,282)
Denominator:
Weighted average common shares outstanding—basic	75,189,696	60,008,217
Net income (loss) per share—basic	$0.35	$(0.24)
Diluted net income (loss) per common share:
Numerator:
Net income (loss)	$26,522	$(14,282)
Denominator:
Weighted average common shares outstanding—diluted	79,101,624	60,008,217
Net income (loss) per share—diluted	$0.34	$(0.24)
The Company excluded 18,507 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended March 31, 2020 because those shares had not vested. As of March 31, 2021, there are no unvested shares of restricted common stock.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	3,053,207	10,983,227
Unvested restricted common stock	—	6,763

	3,053,207	10,989,990

11. Leases
Suite Retention Agreements
In September 2019, the Company
e
ntered into a suite retention and development agreement with Albany Molecular Research, Inc. (“AMRI”) under which a series of cleanroom suites were built at AMRI’s manufacturing facility in accordance with the Company’s objectives (“AMRI Agreement”). The AMRI Agreement continues for five years after the build-out
is completed, and the Company has the right to extend for an additional three years. The Company has determined this is a lease under ASU
No. 2016-02,
Leases (Topic 842) (“ASC 842”). Under the AMRI Agreement, the Company will finance $6.0 million of the costs of the build-out
(“Build-Out
Costs”). If
Build-Out
Costs exceed $6.0 million, the Company and AMRI will share overage costs equally, up to $11.0 million, and the Company will be responsible for any amounts exceeding $11.0 million. The Company had paid $12.8 million towards the
Build-Out
Costs prior to the lease commencement date which had been recorded within other long-term assets as prepaid rent as these represented payments for lessor owned assets. The Company anticipates making additional payments of $5.4 million related to the final
Build-Out
Costs, of which $2.3 million was paid as of March 31, 2021. These costs are included within the right-of-use
(“ROU”) assets and lease liabilities recorded at the lease commencement date. Upon the build-out
completion date of August 31, 2020 (“AMRI Lease Commencement”), the Company determined that it gained control of the space, in accordance with ASC 842, which resulted in the recording of ROU assets and related lease liabilities of approximately $66.6 million and $53.8 million, respectively, with the difference being due to the elimination of previously recorded prepaid rent. Due to an increase in the final
Build-Out
Costs, the Company recorded an increase of $1.2 million to ROU assets and lease liabilities as of March 31, 2021. As of August 31, 2020, the Company began paying monthly fees of $1.0 million, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out
completion. The option to extend the lease for an additional three years was not included in the lease liability as of March 31, 2021 as the Company is not reasonably certain it will exercise this option.
In October 2020, the Company entered into a suite retention agreement (the “Biomere Suite Retention Agreement”) with Biomedical Research Models, Inc. (“Biomere”) under which the Company will lease two exclusive procedure rooms and one housing and maintenance room in Biomere’s Worcester, Massachusetts facility. The lease term is

13
months, commencing on December 1, 2020 (the “Biomere Lease Commencement”). The Company can terminate the Biomere Suite Retention Agreement for convenience, and without penalty, with 60 days’ written notice. The Biomere Suite Retention Agreement does not contain any lease incentives or renewal options. Upon the Biomere Lease Commencement, the Company determined that it gained control of the space, in accordance with ASC 842, which resulted in the recording of an ROU asset and lease liability of
$
0.3
 million. As of the Biomere Lease Commencement, the Company began paying monthly fees of less than $
0.1
 million.
Real Estate Lease
In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The Company occupies approximately 59,000 square feet of space under a
10-year
lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the consolidated balance sheets as of March 31, 2021 and December 31, 2020.
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

The components of lease cost were as follows (dollar am
o
unts in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost
Operating lease cost	$4,772	$673

Total lease cost	$4,772	$673

Other information
Operating cash flows from operating leases	$4,968	$650
Operating lease liabilities arising from obtaining right-of-use assets	1,246	—
Weighted-average remaining lease term	5 years	8 years
Weighted-average discount rate	11.9%	17.5%
Maturities of operating lease liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
2021	$14,421	$18,067
2022	15,178	15,178
2023	15,591	15,591
2024	16,050	16,050
2025	12,030	12,029
2026 and thereafter	7,134	7,134

Total future minimum lease payments	80,404	84,049
Less: imputed interest	(19,716)	(21,363)

Present value of lease liabilities	$60,688	$62,686

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
In October 2020, the Company entered into a suite retention agreement with Azzur Cleanrooms-on-Demand – Burlington, LLC (“Azzur”) under which it will lease two exclusive cleanroom suites in Azzur’s Burlington, Massachusetts facility (the “Azzur Agreement”). The lease term is
24 months, commencing on July 1, 2021, with the option to extend the term with three months’ notice prior to the termination date. Upon commencement, the Company will pay monthly fees of $0.4 million, which are subject to a 4% increase on July 1, 2022. As of March 31, 2021, the Company’s commitment under this agreement is
$8.8
million through June 2023. The Company can terminate the Azzur Agreement for convenience, and without penalty, with three months’ written notice. The Azzur Agreement does not contain any lease incentives or renewal options. The Company has determined this is a lease under ASC 842. As of March 31, 2021, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out and as such, this Azzur Agreement was not
included in the ROU assets or lease liabilities on the Company’s consolidated balance sheet.
On November 3, 2020 (the “Lease Commencement Date”), the Company
e
ntered into a
ten-year
lease agreement for approximately 138,444 square feet of office and laboratory space located at 200
West Street in Waltham, Massachusetts (the “Waltham Lease Agreement”). The Waltham Lease Agreement includes an extension option of one period of
10
years. The Waltham Lease Agreement includes a work agreement to perform a build-out arrangement, with a construction period from March 2021 to December 2021. Under the Waltham Lease Agreement, the Company has improvement allowances of
$26.3 million, plus an additional tenant allowance of up to $15 per square foot, should the Company elect to use those.
In April 2021, the Company entered into a contract with the Richmond Group for $36.8 million for the build-out of this office and laboratory space. The Company expects to spend between $10.5 million and $12.5 million on the construction of lessor assets, which represents the cost of the project that exceeds the tenant allowances. Initial base rent, which commences 12 months after the Lease Commencement Date, shall be $5.7 million for the first year and approximately $8.0 million for the second year and thereafter shall be subject to a 3%
annual increase. In December 2020, in connection with this Waltham Lease Agreement, the Company issued a letter of credit collateralized by cash deposits of
$3.9
million, which are classified as restricted cash on the consolidated balance sheets as of March 31, 2021 and December 31, 2020. The Company has determined this is a lease under ASC 842. As of March 31, 2021, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out and as such, this Waltham Lease Agreement was not
included in the ROU assets or lease liabilities on the Company’s consolidated balance sheet.
12. Commitments and Contingencies
Research, Supply and License Agreements
Roche Master Supply Agreement
The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement requires the Company to purchase from Roche specified manufactured products and the related raw materials in an amount equal to the greater of (i) quantities of raw materials in the Company’s annual forecast to be purchased or (ii) 80% of the Company’s demand for products as the same or similar type (the “Purchase Commitment”). In June 2017, the Company exercised its option under the agreement to extend the agreement through December 31, 2024. In September 2018, the Company and Roche amended the agreement to remove and replace the Purchase Commitment for certain manufactured products and related raw materials supplied by Roche. The agreement, as amended, specifies a minimum purchase requirement for certain custom manufactured products. As of March 31, 2021, the Company’s purchase commitments under the agreement totaled $10.5 million, with $3.5 million committed as payments each year from 202
2
 to 2024. Research and development expenses related to
this agreement totaled
$4.5 million and $0.7 million during the three months ended March 31, 2021 and 2020, respectively.
MIT Research Agreement
In September 2019, the Company entered into a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for the Company (the “2019 MIT Agreement”). As of March 31, 2021 and 2020, the Company paid MIT $2.0 million and $0.3 million, respectively, towards the total committed amount. Research and development expenses related to this agreement were $0.3 million during each of the three months ended March 31, 2021 and 2020. There were no amounts payable by the Company under the agreement as of March 31, 2021. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.

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
Under the license agreement, the Company is obligated to make annual license maintenance payments to MIT, payable on January 1 of each calendar year, of up to $0.2 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year. The Company paid annual license maintenance fees of $0.2 million to MIT during each of the three months ended March 31, 2021 and 2020.
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
Pursuant to such provision, in the quarter ended March 31, 2021, the Company paid
$2.5
million to MIT as MIT’s share of sublicense income with respect to the payments the Company received in 2020 under the Second Sanofi Amendment and the Securities Purchase Agreement. The Company is required to pay MIT a portion of the
$25.0
million milestone payment from Sanofi received in March 2021 (see Note 3).

The amount payable to MIT related to this milestone payment is currently being negotiated between the Company and MIT and the final amount payable to MIT is unknown as this time. Future amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT. Additionally, the Company is required to pay a total of $0.7 million due to the achievement of specified milestones in accordance with the license agreement with MIT.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2021 and December 31, 2020.
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
for the year ended December 31, 2020, or the 2020 Annual Report, that was filed with the Securities and Exchange Commission, or SEC, on March 1, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are those discussed under the heading “Risk Factors” in Part II, Item 1A. and elsewhere in this report, and in the 2020 Annual Report.
Objective
The purpose of this Management’s Discussion and Analysis is to better allow our investors to understand and view our company from our management’s perspective. We are providing an overview of our business and strategy, followed by a discussion of our financial condition and results of operations. As further discussed below, our vision is to continue building a leading messenger RNA, or mRNA, product company, leveraging our extensive experience with proprietary mRNA product development, delivery, manufacturing and process development. However, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2023.
Business Overview
We are a clinical-stage mRNA therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using our proprietary mRNA therapeutic platform, or MRT platform, we create mRNA that encodes functional proteins. Our mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. We believe the mRNA design, delivery and manufacturing capabilities of our MRT platform provide us with the most advanced platform for developing product candidates that deliver mRNA encoding functional proteins for therapeutic uses. We believe our MRT platform is broadly applicable across multiple diseases in which the production of a desirable protein can have a therapeutic effect. We are primarily focused on applying our MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. In addition, we are pursuing discovery efforts in diseases that affect the liver. We are also pursuing the applicability of our MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc., or Sanofi, the vaccine global business unit of Sanofi S.A.
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
We are conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single- and multiple-ascending doses of MRT5005. The clinical trial is investigating several groups receiving five once-weekly doses, as well as a group receiving five daily doses. Percent predicted forced expiratory volume in one second, or ppFEV
1
, which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial as a safety measure. Target enrollment for each dose group consists of four patients total, three patients receiving MRT5005 and one receiving placebo. In evaluating safety and tolerability, the primary outcome measure, data to date from the ongoing Phase 1/2 clinical trial suggested that repeat dosing of MRT5005 was generally safe and well tolerated. For patients receiving MRT5005, ppFEV
1
was not negatively impacted; there was no pattern of treatment-associated increases in ppFEV
1
. There was no clinically relevant immunogenicity as measured by anti-CFTR antibodies, anti-PEG
antibodies or
T-cell
sensitization to CFTR. Detection of mRNA and lipid in the blood suggests that MRT5005 crosses the mucus layer, delivering mRNA to the lung of CF patients.

The clinical trial continues to dose in the remaining dose groups, which include a 20 mg multiple-ascending dose group and the daily dosing cohorts, and we anticipate reporting the findings from the clinical trial at a future medical meeting. We plan to continue with ongoing and additional translational studies with MRT5005 and a next-generation CF candidate to support and optimize future clinical development, including research into dosing, formulation and nebulization. We have a next-generation CF discovery program that incorporates mRNA codon optimization and advances in lipid nanoparticle, or LNP, chemistry. Positive preclinical data generated supports planned initiation of investigational new drug, or IND,-enabling studies in the second half of 2021.
We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates in additional pulmonary diseases with unmet medical need, including primary ciliary dyskinesia, pulmonary arterial hypertension and respiratory infectious diseases. In addition, we are pursuing discovery efforts in diseases that affect the liver.
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
SARS-CoV-2.
In October 2020 and in April 2021, preclinical data was reported demonstrating that MRT5500 induced potent neutralizing antibodies against
SARS-CoV-2
in mice and
non-human
primates, or NHPs. Two doses of MRT5500 in NHPs induced neutralizing antibody levels significantly higher than those observed in a panel of samples from
COVID-19
patients. Additionally, MRT5500 demonstrated protection against viral infection and disease progression in Syrian golden hamsters immunized with MRT5500 against a virus challenge. It was also demonstrated that MRT5500-immunized mice and NHPs exhibited a
Th1-biased
T-cell
response against
SARS-CoV-2.
Vaccine-associated enhanced respiratory disease, or VAERD, has generally not been reported to be associated with a
Th1-biased
T-cell
response and therefore these data suggest the potential for a reduced risk for VAERD. A Phase 1/2 clinical trial to evaluate MRT5500 began in March 2021 and interim data from this trial is expected in the third quarter of 2021. For information on risks related to our successful development of a vaccine against
COVID-19,
please see Part II, Item 1A – “Risk Factors – Risks Related to the
COVID-19
Pandemic,” included elsewhere in this Quarterly Report on Form
10-Q.
For the influenza vaccine program, lead LNP/mRNA formulations are being evaluated in preclinical studies to support a clinical proof-of-technology
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

Since our inception in 2011, we have devoted substantially all of our focus and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. Through March 31, 2021, we have funded our operations primarily through sales of equity securities and upfront and milestone payments received under a collaboration and license agreement with Sanofi and we have received proceeds of approximately $1.1 billion from such transactions.
We are a party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million. As of March 31, 2021, we have issued and sold 2,863,163 shares of our common stock pursuant to the Sales Agreement, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the three months ended March 31, 2021. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under our universal shelf registration statement on Form
S-3,
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
Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. As of March 31, 2021, we had an accumulated deficit of $386.8 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing
or acquisition of additional product candidates.
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
As of March 31, 2021, we had cash, cash equivalents and investments of $654.8 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2023.
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
Business Impact of the
COVID-19
Pandemic
Since early 2020, the outbreak of the novel strain of coronavirus named
SARS-CoV-2,
which causes
COVID-19,
has spread across the globe and the
COVID-19
pandemic has had wide-reaching impacts on the global economy and business operations. The
COVID-19
pandemic has had, and we expect it will continue to have, an impact on our operations, the operations of our collaborators, the operations of third-party contractors and other entities, with which we interact, as well as on the patients who may enroll in our clinical trials. We actively continue to monitor
COVID-19
trends and government guidance. The ultimate impacts of the
COVID-19
pandemic are still unknown and uncertain. For additional information on risks posed by the
COVID-19
pandemic, please see Part II, Item 1A – “Risk Factors – Risks Related to the
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
The table below summarizes our direct research and development expenses incurred by program:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Discovery program	$8,616	$3,775
Vaccine program	7,570	2,589
MRT5005 program	6,214	6,094
Unallocated research and development expenses	18,740	8,981

Total research and development expenses	$41,140	$21,439

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
Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. If FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.
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
Income Taxes
We recognized an income tax provision of $0.3 million and $0 during the three months ended March 31, 2021 and March 31, 2020, respectively. The income tax provision recognized during the three months ended March 31, 2021 relates primarily to an expected income tax liability due to the acceleration of revenue recognition for tax purposes related to the Amended Sanofi Agreement.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$34,600	$4,654	$29,946
Operating expenses:
Research and development	41,140	21,439	19,701
General and administrative	10,817	7,458	3,359
Change in fair value of contingent consideration	(43,979)	(9,452)	(34,527)

Total operating expenses	7,978	19,445	(11,467)

Income (loss) from operations	26,622	(14,791)	41,413
Other income, net	154	509	(355)

Income (loss) before income tax provision	26,776	(14,282)	41,058
Income tax provision	(254)	—	(254)

Net income (loss)	$26,522	$(14,282)	$40,804

Collaboration Revenue
Collaboration revenue was $34.6 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively, which was derived from the Sanofi collaboration. Revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. Activities for the vaccine program increased in the three months ended March 31, 2021 compared to the same period in 2020, resulting in a larger percent of the transaction price recognized. See “—Components of Our Results of Operations – Collaboration Revenue” above.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct external research and development expenses by program:
Discovery program	$8,616	$3,775	$4,841
Vaccine program	7,570	2,589	4,981
MRT5005 program	6,214	6,094	120
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,757	5,985	2,772
Other	9,983	2,996	6,987

Total research and development expenses	$41,140	$21,439	$19,701

Research and development expenses were $41.1 million for the three months ended March 31, 2021, compared to $21.4 million for the three months ended March 31, 2020. The increase of $19.7 million was primarily due to continued development of our discovery program and our vaccine program associated with the Sanofi collaboration as well as increases in occupancy and personnel-related costs.
Direct external expenses of our discovery program increased by $4.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases.
Direct external expenses of our vaccine program increased by $5.0 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increased activities with the Sanofi collaboration.
Direct external expenses of our MRT5005 program increased by $0.1 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to increased clinical trial costs offset by decreased manufacturing costs.
Unallocated research and development expenses increased by $9.8 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase of $2.8 million in personnel-related costs was primarily related to an increase in headcount in the three months ended March 31, 2021 compared to the same period in 2020 as well as an increase in stock-based compensation. The increase of $7.0 million in other unallocated research and development expenses was due to an increase of $4.3 million in occupancy costs and an increase of $1.6 million in amortization expense related to the definite-lived MRT intangible asset.
General and Administrative Expenses
General and administrative expenses were $10.8 million for the three months ended March 31, 2021, compared to $7.5 million for the three months ended March 31, 2020. The increase of $3.4 million was primarily due to an increase of $2.5 million in professional fees primarily consisting of increases in recruiting fees, consulting costs and legal fees primarily associated with filing patent applications and prosecuting our intellectual property portfolio. Additionally, personnel-related costs increased by $0.8 million primarily related to an increase in headcount in the three months ended March 31, 2021 compared to the same period in 2020 as well as an increase in stock-based compensation.
Change in Fair Value of Contingent Consideration
During the three months ended March 31, 2021 and 2020, we recognized operating income of $44.0 million and $9.5 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations. The income recognized during the three months ended March 31, 2021 was attributed primarily to a decrease in the fair value of the contingent consideration liability for future earnout payments that could become due. During the quarter ended March 31, 2021, we released results of the second interim data analysis from the Phase 1/2 clinical trial of MRT5005. Following this release, we reassessed the clinical development plan for MRT5005 and adjusted the expected timelines and the probability of achieving specified events for the program, which resulted in a decrease in the fair value of contingent consideration during the three months ended March 31, 2021.

Income Taxes
We recognized an income tax provision of $0.3 million and $0 during the three months ended March 31, 2021 and 2020, respectively. The income tax provision recognized during the three months ended March 31, 2021 relates primarily to an expected income tax liability due to the acceleration of revenue recognition for tax purposes related to the Amended Sanofi Agreement.
Liquidity and Capital Resources
Since our inception through March 31, 2021, we have not generated any revenue from product sales, have generated collaboration revenue only from the Amended Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “—Funding Requirements” and Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q
for a further discussion of our liquidity.
Through March 31, 2021, we have funded our operations primarily through sales of equity securities and upfront and milestone payments received under the Amended Sanofi Agreement and we have received proceeds of approximately $1.1 billion from such transactions.
We are party to the Sales Agreement, with Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. As of March 31, 2021, we have issued and sold 2,863,163 shares of our common stock, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the three months ended March 31, 2021. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$689	$(31,447)
Net cash provided by (used in) investing activities	(188,520)	44,260
Net cash provided by financing activities	1,550	75

Net increase (decrease) in cash, cash equivalents and restricted cash	$(186,281)	$12,888

Operating Activities
During the three months ended March 31, 2021, operating activities provided $0.7 million of cash, resulting from our net income of $26.5 million and net cash provided by changes in our operating assets and liabilities of $11.3 million, partially offset by net non-cash
income of $37.2 million. Net cash provided by changes in our operating assets and liabilities consisted of an $8.1 million increase in accounts payable, a $3.4 million decrease in collaboration receivables, a $3.0 million increase in deferred revenue, a $3.0 million decrease in right-of-use
assets and a $2.7 million increase in accrued expenses, partially offset by a $4.7 million increase in prepaid expenses and other assets, a $3.2 million decrease in lease liability and a $1.3 million increase in long-term prepaid rent. Net non-cash
charges for the three months ended March 31, 2021 primarily consisted of a $44.0 million decrease in the change in the fair value of contingent consideration, partially offset by a $4.0 million charge to stock-based compensation expense and a $2.8 million charge for depreciation and amortization expense.

During the three months ended March 31, 2020, operating activities used $31.4 million of cash, resulting from our net loss of $14.3 million, net cash used in changes in our operating assets and liabilities of $12.2 million and net non-cash income
of $4.9 million. Net cash used in changes in our operating assets and liabilities consisted of a $9.5 million decrease in accounts payable, a $3.0 million increase in long-term prepaid rent, a $1.3 million decrease in deferred revenue and a $1.6 million increase in short-term collaboration receivables, partially offset by a $2.6 million decrease in prepaid expenses and other assets and a $0.6 million increase in accrued expenses.
Net non-cash income
for the three months ended March 31, 2020 primarily consisted of a $9.5 million decrease in the change in the fair value of contingent consideration which was primarily due to an increase in the discount rate, partially offset by an increase in the fair value due to the continued progress of the MRT5005 program and the time value of money due to the passage of time.
Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $188.5 million, consisting of $186.9 million of purchases of i nvestments and $1.6 m
illion of purchases of property and equipment.
During the three months ended March 31, 2020, net cash provided by investing activities was $44.3 million, consisting of $74.0 million of sales and maturities of investments, partially offset by $27.4 million of purchases of investments and $2.3 million of purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $1.6 million, consisting solely of proceeds from option exercises.
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

•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may not obtain marketing approval and intend to commercialize on our own or jointly.

We believe that our existing cash, cash equivalents and investments of $654.8 million as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
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
Cash Requirements from Contractual and Other Obligations
During the three months ended March 31, 2021, there were no material changes to our cash requirements from contractual and other obligations as of December 31, 2020 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.
In April 2021, we entered into a contract with The Richmond Group, Inc. for $36.8 million for the build-out
of the 200 West Street location in Waltham, Massachusetts. Under the lease agreement for the 200 West Street location, our landlord will reimburse us $26.3 million for tenant improvement allowances. We expect to spend between $10.5 million and $12.5 million towards build-out
costs, which represents the cost of the project that exceeds the tenant improvement allowances.
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our finance statements. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We were a smaller reporting company, as defined in Rule
12b-2
under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 2020 and are therefore not required to provide the information required under this item.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SARS-CoV-2
vaccine candidate.
Although MRT5500 has been selected as the lead
COVID-19
vaccine candidate, and a Phase 1/2 clinical trial to evaluate MRT5500 began in the first quarter of 2021, the development of a
SARS-CoV-2
vaccine candidate is still in its early stages. MRT5500 may not be safe and may not successfully prevent
COVID-19
in a timely manner, if at all. In order to obtain regulatory approval to market a new biological product such as a
SARS-CoV-2
vaccine, proof of safety, purity and potency must be demonstrated in humans. To satisfy these requirements, one or more adequate and well-controlled clinical trials will have to be conducted. We cannot predict if any applicable regulatory bodies will accept the proposed clinical program or if the outcome of the preclinical testing and studies will ultimately support the further development of MRT5500. As a result, we cannot be sure that MRT5500 will be able to be advanced into clinical trials on the expected timeline, if at all, and we cannot be sure that applicable regulatory authorities will allow clinical trials to begin. Moreover, even though a clinical trial for MRT5500 has been initiated, development efforts may not be successful, and clinical trials conducted may not demonstrate sufficient safety, purity and potency necessary to obtain the requisite regulatory approvals for MRT5500.

The timing and success of any clinical trials will also depend on our ability enroll subjects in the clinical trials. Vaccines for
COVID-19
have been approved by the Food and Drug Administration, or FDA, and European Medicines Agency, or EMA, and are available in the United States and Europe. In addition, several other companies are pursuing the development of a vaccine for
COVID-19,
and subject enrollment may be affected by availability of the authorized available vaccines and other clinical trials of competing vaccine candidates. Subject enrollment may also be affected by other factors, including variations in the incidence of
COVID-19
at the time of the trial and the perceived risks and benefits of the clinical trial among potential subjects. Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in demonstrating safety and potency in later trials.
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
Since inception, we have incurred significant losses. As of March 31, 2021, we had an accumulated deficit of $386.8 million. We have funded our operations to date primarily through sales of equity securities and upfront payments received under a collaboration and license agreement with Sanofi. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

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
We believe that our existing cash, cash equivalents and investments of $654.8 million as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements through 2023. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.
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

If we are unable to complete satisfactorily the clinical development of, obtain marketing approval for or successfully commercialize any product candidate, particularly MRT5005, either alone or with a future collaborator, or if we experience significant delays in doing so, our business would be substantially harmed.
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
Many of these factors are beyond our control, including clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. The failure to successfully develop, receive marketing approval for and commercialize any product candidate, particularly MRT5005, on our own or with any future collaborator, could have an adverse effect on our business, prospects, financial condition and results of operations and cause us reputational harm, any of which could cause our stock price to decline.

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
Before obtaining marketing approval for our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that the clinical trials, such as the Phase 1/2 clinical trial for MRT5500 and our Phase 1/2 clinical trial of MRT5005 in patients with CF, will be conducted as planned, completed on schedule, if at all, or yield positive results. As a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the ongoing Phase 1/2 clinical trial in patients with CF was paused in April 2020 and then resumed in September 2020. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. We expect that the
COVID-19
pandemic will continue to impact our clinical trials as described above in “Risks Related to the
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
Our other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie, Inc., Eloxx Pharmaceuticals Ltd, Yumanity Therapeutics, Inc., Ionis Pharmaceuticals, Inc. and Arrowhead Pharmaceuticals, Inc.
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
post grant review,
inter partes
review and equivalent proceedings in foreign jurisdictions. For example, as of May 3, 2021, four of our patents issued in Europe are under opposition, including one with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
“Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 to 70 percent the point-of-

sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.
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
A substantial number of shares of our common stock may be sold into the market in the near future, including pursuant to our Sales Agreement with Jefferies LLC, or Jefferies, or our universal shelf registration statement, which could result in dilution to our stockholders and/or cause the market price of our common stock to drop significantly, even if our business is performing well.
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
In July 2020, we issued and sold 4,884,434 shares of common stock to an affiliate of Sanofi, or the Sanofi Investor, in connection with the Second Sanofi Amendment. We registered these shares on a registration statement in August 2020, covering the resale by the Sanofi Investor of the common stock purchased in the private placement and have agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended, or the Securities Act. The Sanofi Investor will not, and will cause its affiliates not to, sell or transfer the shares without our prior written approval, subject to specified conditions, until January 2022. In June 2020, we completed a public offering in which we issued and sold 5,681,819 shares of common stock and a stockholder sold

6,824,992 shares of common stock registered under our universal shelf registration statement. Furthermore, we have registered an aggregate of 19,656,367 shares of our common stock on Form
S-8
to be issued to our employees under certain employee benefit plans. Registered shares can be freely sold in the public market, subject only to volume limitations applicable to affiliates.
We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell an indeterminate amount of registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are a party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $100.0 million of common stock pursuant to one or more “at the market” offerings. Through March 31, 2021, pursuant to the Sales Agreement, we had issued and sold 2,863,163 shares of our common stock, for gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the three months ended March 31, 2021. In the future, $62.1 million of our common stock remain available to be sold pursuant to the Sales Agreement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	First Amended and Restated Director Compensation Plan, adopted March 9, 2021.

10.2*+	Letter Agreement, dated March 18, 2021, by and between the Registrant and E. Rand Sutherland

10.3*+	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Registrant and Ann Barbier

10.4*+	Amended and Restated Employment Agreement, dated March 11, 2020, by and between Registrant and Paul Burgess

31.1*	Certification of Principal Executive Officer pursuant to Rules 13aa-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13aa-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory arrangement.
†	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Translate Bio, Inc.

Date: May 6, 2021	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
Chief Executive Officer

Date: May 6, 2021	By:	/s/ Brendan Smith
Brendan Smith
Chief Financial Officer and Treasurer