Form 10-Q
period 2021-06-30
Translate Bio, Inc.
filed 2021-08-05
CIK 1693415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
a
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

☒
As of August 2, 2021, the registrant had 75,586,714 shares of common stock, $0.001 par value per share, outstanding.

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

•
our plans and expectations regarding our pending transaction with Sanofi, a French société anonyme
, or Sanofi S.A., and our anticipated timeframe in which to complete the transaction, and if it is completed at all;

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

•	our plans to develop our product candidates;

•	the timing of and our ability to submit applications and obtain and maintain regulatory approvals for our product candidates;

•	the potential advantages of our product candidates;

•	the rate and degree of market acceptance and clinical utility of our product candidates;

•	our estimates regarding the potential market opportunity for our product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	the impacts of the COVID-19 pandemic;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	the impact of government laws and regulations;

•	our competitive position;

•	developments relating to our competitors and our industry; and

•	our ability to establish collaborations or obtain additional funding.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on
Form 10-Q, particularly
in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make, other than our pending transaction with Sanofi S.A.

ii

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

iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$249,471	$342,027
Investments	417,727	312,001
Collaboration receivables	24,030	26,598
Prepaid expenses and other current assets	20,958	11,741
Restricted cash	4,826	4,826

Total current assets	717,012	697,193
Property and equipment, net	18,249	15,372
Right-of-use assets, net	68,123	72,957
Goodwill	21,359	21,359
Intangible assets, net	74,507	79,127
Other assets	5,620	3,928

Total assets	$904,870	$889,936

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,736	$8,839
Accrued expenses	15,079	13,202
Current portion of deferred revenue	41,014	67,563
Current portion of operating lease liability	11,685	11,733
Total current liabilities	81,514	101,337
Contingent consideration	112,493	152,230
Deferred revenue, net of current portion	252,055	228,659
Operating lease liability, net of current portion	46,171	50,953

Total liabilities	492,233	533,179

Commitments and contingencies (Notes 3 and 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 75,343,712 shares and 75,029,625 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	75	75
Additional paid-in capital	782,144	769,965
Accumulated deficit	(369,617)	(413,283)
Accumulated other comprehensive income	35	—

Total stockholders’ equity	412,637	356,757

Total liabilities and stockholders’ equity	$904,870	$889,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$72,649	$16,319	$107,249	$20,974
Operating expenses:
Research and development	40,477	29,002	81,617	50,442
General and administrative	11,921	8,601	22,738	16,060
Change in fair value of contingent consideration	4,242	15,347	(39,737)	5,895

Total operating expenses	56,640	52,950	64,618	72,397

Income (loss) from operations	16,009	(36,631)	42,631	(51,423)
Other income, net	154	343	308	853
Income (loss) before income tax es	16,163	(36,288)	42,939	(50,570)
Income tax benefit	981	—	727	—
Net income (loss)	$17,144	$(36,288)	$43,666	$(50,570)

Net income (loss) per share—basic	$0.23	$(0.58)	$0.58	$(0.83)

Weighted average common shares outstanding—basic	75,254,186	62,282,291	75,222,119	61,145,254

Net income (loss) per share—diluted	$0.21	$(0.58)	$0.55	$(0.83)

Weighted average common shares outstanding—diluted	80,026,488	62,282,291	79,994,422	61,145,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$17,144	$(36,288)	$43,666	$(50,570)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of tax of $0	(42)	(315)	35	(201)

Comprehensive income (loss)	$17,102	$(36,603)	$43,701	$(50,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity

Balances at December 31, 2020	75,029,625	$75	$769,965	$(413,283)	$—	$356,757
Exercise of stock options	188,047	—	1,550	—	—	1,550
Stock-based compensation expense	—	—	3,984	—	—	3,984
Unrealized gains on available-for-sale securities	—	—	—	—	77	77
Net income	—	—	—	26,522	—	26,522

Balances at March 31, 2021	75,217,672	75	775,499	(386,761)	77	388,890
Exercise of stock options	98,852	—	819	—	—	819
Issuance of common stock under employee stock purchase plan	27,188	—	490	—	—	490
Stock-based compensation expense	—	—	5,336	—	—	5,336
Unrealized losses on available-for-sale securities	—	—	—	—	(42)	(42)
Net income	—	—	—	17,144	—	17,144

Balances at June 30, 2021	75,343,712	$75	$782,144	$(369,617)	$35	$412,637

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

TRANSLATE BIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$43,666	$(50,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,471	5,617
Stock-based compensation expense	9,320	9,186
Change in fair value of contingent consideration	(39,737)	5,895
Changes in operating assets and liabilities:
Collaboration receivables	2,568	(10,535)
Prepaid expenses and other assets	(8,521)	1,472
Right-of-use assets	6,210	270
Long-term prepaid rent	(2,395)	(7,381)
Accounts payable	3,900	(2,783)
Accrued expenses	1,571	4,013
Lease liability	(6,206)	(244)
Deferred revenue	(3,153)	(6,429)

Net cash provided by (used in) operating activities	13,694	(51,489)

Cash flows from investing activities:
Purchases of investments	(185,690)	(27,409)
Sales and maturities of investments	80,000	111,277
Purchases of property and equipment	(3,419)	(4,446)

Net cash provided by (used in) investing activities	(109,109)	79,422

Cash flows from financing activities:
Proceeds from public offerings, net of underwriting discounts and commissions	—	154,292
Payments of public offering costs	—	(443)
Proceeds from option exercises	2,369	5,831
Proceeds from issuance of common stock under employee stock purchase plan	490	—

Net cash provided by financing activities	2,859	159,680

Net increase (decrease) in cash, cash equivalents and restricted cash:	(92,556)	187,613
Cash, cash equivalents and restricted cash at beginning of period	346,853	85,530

Cash, cash equivalents and restricted cash at end of period	$254,297	$273,143

Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$249,471	$272,193
Restricted cash	4,826	950

Total cash, cash equivalents and restricted cash at end of period	$254,297	$273,143

Purchases of property and equipment included in accounts payable and accrued expenses	$1,707	$718
Offering costs included in accrued expenses	$—	$238
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRANSLATE BIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of the Business and Basis of Presentation
Translate Bio, Inc. (the “Company”) is a clinical-stage messenger RNA (“mRNA”) therapeutics company developing a new class of potentially transformative medicines to treat diseases caused by protein or gene dysfunction, or to prevent infectious diseases by generating protective immunity. Using its proprietary mRNA therapeutic platform (“MRT platform”), the Company creates mRNA that encodes functional proteins. The Company’s mRNA is designed to be delivered to the target cell where the cell’s own machinery recognizes it and translates it, restoring or augmenting protein function to treat or prevent disease. The Company is primarily focused on applying its MRT platform to treat pulmonary diseases caused by insufficient protein production or where production of proteins can modify disease. In addition, the Company is pursuing discovery efforts in diseases that affect the liver. The Company is also pursuing the applicability of its MRT platform for the development of mRNA vaccines for infectious diseases under a collaboration with Sanofi Pasteur Inc. (“Sanofi”), the vaccines global business unit of Sanofi, a French société anonyme
(“Sanofi S.A.”)
The Company is developing mRNA therapeutics for the treatment of cystic fibrosis (“CF”) with two programs, MRT5005, a clinical-stage program, and a preclinical next-generation CF program. The Company is conducting a Phase 1/2 clinical trial to evaluate the safety and tolerability of single- and multiple-ascending doses of MRT5005. The clinical trial is investigating several groups receiving five once-weekly doses, as well as a group receiving five daily doses. Percent predicted forced expiratory volume in one second (“ppFEV
1
”) which is a well-defined and accepted endpoint measuring lung function, is also being measured at pre-defined
timepoints throughout the trial as a safety measure. In 2019, the Company reported interim data from the single-ascending dose portion of the Phase 1/2 clinical trial through one-month
follow up post dosing. In March 2021, the Company reported the second interim data analysis. In evaluating safety and tolerability, the primary outcome measure, data to date from the ongoing Phase 1/2 clinical trial suggested that repeat dosing of MRT5005 was generally safe and well tolerated. For patients receiving MRT5005, ppFEV
1
was not negatively impacted; there was no pattern of treatment-associated increases in ppFEV
1
. The clinical trial is ongoing with evaluation of the remaining dose groups, which include a 20 mg multiple-ascending dose group and the daily dosing cohort, and the Company anticipates reporting the interim findings from the clinical trial at the North American Cystic Fibrosis Conference, being held September 30, 2021 through October 2, 2021. The Company’s preclinical next-generation CF program incorporates mRNA codon optimization and advances in lipid nanoparticle chemistry. Positive preclinical data generated from the program support the planned initiation of investigational new drug (“IND”)-enabling studies in the second half of 2021. The Company is conducting translational studies with MRT5005 and a next-generation CF candidate to support and optimize future clinical development
.
The Company is leveraging its lung delivery platform and focusing its preclinical research efforts on identifying lead product candidates in additional pulmonary diseases with unmet medical needs, including primary ciliary dyskinesia (“PCD”), pulmonary arterial hypertension and respiratory infectious diseases. Positive preclinical data from our PCD program support the anticipated initiation of
IND-enabling
studies in the second half of 2021.
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
SARS-CoV-2.
A Phase 1/2 clinical trial to evaluate MRT5500 began in the first quarter of 2021 with interim data anticipated in the third quarter of 2021. A Phase 1 clinical trial evaluating MRT5400 and MRT5401, the Company’s investigational mRNA vaccine candidates against seasonal influenza, was initiated in June 2021 with interim data expected by the end of 2021.
Since early 2020, the outbreak of the novel strain of coronavirus named
SARS-CoV-2
has spread across the globe and the
COVID-19
pandemic has had wide-reaching impacts on the global economy and business operations. The
COVID-19
pandemic has had, and the Company expects it will continue to have, an impact on its operations, the operations of its collaborators, the operations of third-party contractors and other entities with which the Company interacts, as well as on the patients who may enroll in the Company’s clinical trials. The Company continues to actively monitor
COVID-19
trends and government guidance. The ultimate impacts of the
COVID-19
pandemic are still unknow
n
 and uncertain.
The Company is subject to risks common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sal
e
s.
The preparation of the accompanying condensed consolidated financial statements requires the Company to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. The full extent to which the
COVID-19
pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning
COVID-19
and the actions taken in an effort to contain or to potentially treat or vaccinate against
COVID-19,
it as well as the economic impact on local, regional, national and international customers and markets. The Company has made estimates of the impact of
COVID-19
within its financial statements and have determined them to be immaterial. There may be changes to those estimates in future periods. Actual results may differ from these estimates.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its two wholly owned subsidiaries,
Translate Bio MA, Inc. and Translate Bio Securities Corporation, from their date of incorporation. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated balance sheet as of June 30, 2021, the unaudited condensed consolidated statements of operations and of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the unaudited condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
that was filed with the SEC on March 1, 2021.
The accompanying unaudited interim condensed consolidated financial presentation has been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
Sales of Common Stock
The Company is a party to an Open Market Sale Agreement
SM
(the “Sales Agreement”) with Jefferies LLC under
 which the Company may issue and sell shares of common stock, from time to time, having an aggregate offering price of up to $
100.0
 million. During the year ended December
31
,
2020
, the Company issued and sold
2,863,163
shares of its common stock pursuant to the Sales Agreement, resulting in gross proceeds of $
37.9
million, before deducting commissions of $
1.1
 million and other offering expenses of $
0.2
 million. There were
no
shares issued or sold pursuant to the Sales Agreement during the six months ended June
30
,
2021
. In the future, $
62.1
 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the Company’s universal shelf registration statement on Form
S-3.
2. Summary of Significant Accounting Policies
The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form
10-K.
During the six months ended June 30, 2021, there were no material changes to the Company’s significant accounting policies.

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
3. Collaboration Agreement
Sanofi Collaboration and License Agreement
In 2018, the Company entered into a collaboration and license agreement with Sanofi (the “Original Sanofi Agreement”) to develop mRNA vaccines for up to five infectious disease pathogens (the “Licensed Fields”). On March 26, 2020, the Company and Sanofi amended the Original Sanofi Agreement (the “First Sanofi Amendment”) to include vaccines against
SARS-CoV-2
as an additional Licensed Field, increasing the number of infectious disease pathogens to up to six. On June 22, 2020, the Company and Sanofi further amended the Original Sanofi Agreement to expand the scope of the collaboration and licenses granted to Sanofi (the “Second Sanofi Amendment”). The Original Sanofi Agreement, as amended by the First Sanofi Amendment and the Second Sanofi Amendment, is referred to as the “Amended Sanofi Agreemen
t
.”
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
SARS-CoV-2
Licensed Field, and
one-time
manufacturing milestone payments of up to $200.0 million. In addition, the Company is entitled to receive a $10.0 million milestone payment from Sanofi following completion
of the technology and process transfer. In March 2021, Sanofi paid the Company a milestone payment of $25.0 million upon the initiation of the Phase 1/2 clinical trial of MRT5500 and in June 2021, Sanofi paid the Company a milestone payment of $50.0 million upon the successful manufacture, release and delivery of clinical drug product to supply the Phase 1 clinical trial of MRT5400 and MRT5401. Additionally, in June 2021, the Company achieved a milestone of $4.0 million upon the start of the Phase 1 clinical trial of MRT5400 and MRT5401, which is included in collaboration receivables on the condensed consolidated balance sheet as of June 30, 2021.

Accounting for the Sanofi Collaboration
The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606,
Revenue from Contracts with Customer
(“ASC 606”)
.
During the six months ended June 30, 2021, the Company increased the overall transaction price by
$108.7 million. The transaction price as of June 30, 2021 includes the upfront, non-refundable
payments of $345.0 million for the transfer of the combined license, supply and development obligations under the Original Sanofi Agreement and Second Sanofi Amendment, the premium paid in consideration for common stock of $51.2 million under a securities purchase agreement
entered into with an affiliate of Sanofi, an estimated $76.3 million in reimbursable employee costs, an estimated $167.8 million in reimbursable development costs including manufacturing costs and out-of-pocket
costs paid to third parties and an estimated $212.0 million in milestone payments. Under ASC 606, at the end of each reporting period, the Company re-evaluates
the variable consideration determined using either the expected value or most likely outcome approach and re-evaluates
the probability that the consideration associated with each milestone or reimbursement will not be subject to a significant reversal in the cumulative amount of revenue recognized, and, if necessary, adjusts the estimate of the overall transaction price. The estimated collaboration budget is consistently re-evaluated
and changes to the budget, if any, require approval by the Joint Steering Committee. If an approved change occurs, the Company will re-evaluate
the transaction price which could potentially affect the cumulative amount of revenue recognized. Changes as a result of a contract modification or in the planned services under the Amended Sanofi Agreement may have an impact on the transaction price and on the Company’s measure of progress toward complete satisfaction of the performance obligation. The impact of changes during the six months ended June 30, 2021 resulted in a cumulative revenue catch-up
adjustment of $20.5 million.
The following table summarizes the Company’s collaboration revenue (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$72,649	$16,319	$107,249	$20,974
The following table presents the balance of the Company’s contract liabilities (in thousands):

	June 30,	December 31,
	2021	2020

Contract liabilities
Deferred revenue	$293,069	$296,222
Deferred revenue is classified as short-term or long-term in the conde
nsed
consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months which is determined by the cost-to-cost
input method which measures the extent of progress towards satisfying the performance obligation. As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation is estimated to be approximately $597.0 million, which is expected to be recognized as revenue through 2024. Revenue recognized from contract liabilities at the beginning of the period was $29.8 million and $6.4 million during the six months ended June 30, 2021 and 2020, respectively.
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

		June 30, 2021
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	6 years	$45,992	$(13,776)	$32,216

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	42,291

Total intangible assets, net		$88,283	$(13,776)	$74,507

		December 31, 2020
	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In thousands)
Definite-lived intangible assets:
MRT	6 years	$45,992	$(9,156)	$36,836

Indefinite-lived intangible assets:
IPR&D—CF	Indefinite	42,291	—	42,291

Total intangible assets, net		$88,283	$(9,156)	$79,127

Identifiable intangible assets acquired in the acquisition of Shire’s MRT Program consisted of in-process
research and development (“IPR&D”), which included ongoing projects that could further the Company’s preclinical and clinical development activities related to CF and other potential rare diseases. As of the date of acquisition, the IPR&D was determined to be indefinite-lived.
Upon
commencement
of the Original Sanofi Agreement, the IPR&
D—M
RT intangible asset was reclassified from indefinite-lived to definite-lived intangible assets and the Company began amortization of this intangible asset. Amortization will be recorded over the intangible asset’s estimated life based on an economic consumption model
. The Company recorded amortization expense of $2.6 million and $3.6 million during the three months ended June 30, 2021 and 2020, respectively, and $4.6 million and $4.3 million during the six months ended June 30, 2021 and 2020, respectively, related to the definite-lived MRT intangible asset. The estimated amortization expense for the remainder of the useful life is $11.8 million, $11.2 million, $11.1 million
and $2.7 million for the years ending December 31, 2021, 2022, 2023 and 2024, respectively.
Indefinite-lived IPR&D is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. The Company tests its indefinite-lived IPR&D annually for impairment on October 1st. During the six months ended June 30, 2021 and 2020, the Company did not recognize any impairment charges related to indefinite-lived IPR&D.

Goodwill
The excess of the fair value of the consideration transferred over the fair value of identifiable assets acquired in the acquisition of Shire’s MRT Program was allocated to goodwill in the amount of $21.4 million. There have been no changes to the carrying amount of goodwill during the six months ended June 30, 2021. Goodwill is not subject to amortization, but is tested annually for impairment or more frequently if there are indicators of impairment. During the six months ended June 30, 202
1
and 20
20
, the Company did not recognize any impairment charges related to goodwill.
5. Fair Value of Financial Assets and Liabilities
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$—	$167,938	$—	$167,938
U.S. treasuries	—	359,871	—	359,871
U.S. government agency bonds	—	57,856	—	57,856

	$—	$585,665	$—	$585,665

Liabilities:
Contingent consideration	$—	$—	$112,493	$112,493

	$—	$—	$112,493	$112,493

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:

Money market funds	$—	$273,827	$—	$273,827
U.S. treasuries	—	292,001	—	292,001
U.S. government agency bonds	—	20,000	—	20,000

	$—	$585,828	$—	$585,828

Liabilities:
Contingent consideration	$—	$—	$152,230	$152,230

	$—	$—	$152,230	$152,230

During the six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.
Cash equivalents as of June 30, 2021 and December 31, 2020 consisted of money market funds totaling $167.9 million and $273.8 million, respectively. The money market funds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company’s investments as of June 30, 2021 and December 31, 2020 consisted of U.S. treasuries and U.S. government agency bonds and were clas
s
ified as
available-for-sale
securities. The U.S. treasuries and U.S. government agency bonds were valued using inputs observable in active markets for similar securities, which represent a Level 2 measurement in the fair value hierarchy. The Company has classified its investments with maturities beyond one year as short term, based on their highly liquid nature and because such available-for-sale
securities represent the investment of cash that is available for current operations.
The estimated amortized costs and fair value of the Company’s available-for-sale
securities by contractual maturity are summarized as follows:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$305,053	$305,095	$201,606	$201,596
Due after one year through two years	112,639	112,632	110,395	110,405

Total available-for-sale securities	$417,692	$417,727	$312,001	$312,001

Valuation of Contingent Consideration
The contingent consideration liability related to the acquisition of Shire’s MRT Program in 2016 was classified as a Level 3 measurement within the fair value hierarchy. The Company may be required to pay future consideration to Shire contingent upon the achievement of potential future milestones and earnout payments.
The fair value of the liability to make potential future milestone and earnout payments was estimated by the Company at each reporting date based, in part, on the results of a valuation u
s
ing a discounted cash flow analysis based on various assumptions, including the amount and timing of cash flows, probability of achieving specified events, discount rate, and the period of time until earnout payments are payable and the conditions triggering the milestone payments are met. The actual settlement of contingent consideration could differ from current estimates based on the actual occurrence of these specified events.
The following table presents the unobservable inputs and fair value of the components of the contingent consideration (dollar amounts in thousands):

	Unobservable Inputs	Fair Value at
	Projected Year of Payment	June 30,	December 31,
		2021	2020
Earnout payments	2027 - 2039	$103,093	$142,250
Milestone payments	2027 - 2031	9,400	9,980

		$112,493	$152,230

The discount rate used in the valuation was 10.8% and 11.0% as of June 30, 2021 and December 31, 2020, respectively.
The following table presents a roll-forward of the total acquisition-related contingent consideration liability (in thousands):

Fair Value
Balance as of December 31, 2020	$152,230
Decrease in fair value of contingent consideration	(39,737)

Balance as of June 30, 2021	$112,493

The change in the fair value of contingent consideration was due to a large decrease in the fair value of contingent consideration during the three months ended March 31, 2021 due to the previously announced results of the second interim data analysis from the Phase 1/2 clinical trial of MRT5005. This decrease was partially offset by an increase in the fair value of contingent consideration during the three months ended June 30, 2021 due to the
time value of money due to the passage of time and a decrease in the discount rate.
6. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$18,949	$12,710
Computer equipment	932	922
Office equipment	941	941
Leasehold improvements	5,557	5,730
Construction in progress	2,882	5,189

	29,261	25,492
Less: Accumulated depreciation and amortization	(11,012)	(10,120)

	$18,249	$15,372

Depreciation and amortization expense related to property and equipment was $1.0 million and $0.7 million during the three months ended June 30, 2021 and 2020, respectively, and $1.9 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively.
7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020

Accrued employee compensation and benefits	$5,326	$5,600
Accrued external research and development expenses	4,420	2,805
Accrued consultant and professional fees	2,468	1,489
Other	2,865	3,308

	$15,079	$13,202

Included in other accrued expenses as of June 30, 2021 was $2.5 million related to a work agreement to perform a build-out
of the Company’s office and laboratory space at 200 West Street in Waltham, Massachusetts (see Note 11).
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
2018 Equity Incentive Plan
On March 7, 2018, the Company’s Board of Directors (the “Board of Directors”), subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), which became effective on June 27, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The Company previously awarded grants under the 2016 Stock Incentive Plan (the “2016 Plan”). Upon the effectiveness of the 2018 Plan, no further awards will be made under the 2016 Plan, but awards outstanding under the 2016 Plan will continue to be governed by their existing terms
.
As of December 31, 2020, there were 7,457,171 shares of common stock reserved for issuance under the 2018 Plan. On January 1, 2021, the number of shares of common stock that may be issued under the 2018 Plan increased by 3,001,185 shares of common stock. During the six months ended June 30, 2021, a total of 12,848 shares issued under the 2016 Plan have been canceled and rolled over to the 2018 Plan, such that there is a total of 10,471,204 shares of common stock reserved for issuance under the 2018 Plan as of June 30, 2021. The shares of common stock underlying any awards that are forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 20
16
Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.
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

2018 Employee Stock Purchase Plan
On March 7, 2018, the Board of Directors, subject to stockholder approval, adopted, and on June 15, 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan (the “2018 ESPP”), which became effective on June 27, 2018. As of June 30, 2021, 870,096 shares of common stock were reserved for issuance under this plan.
As of June 30, 2021, 54,152 shares have been issued under the 2018 ESPP.
Stock Options
The following table summarizes the Company’s stock option activity since December 31, 2020 (in thousands, except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	9,557,391	$8.79	7.92	$93,256
Granted	3,126,560	$21.81
Exercised	(286,899)	$8.25
Forfeited	(154,303)	$14.68

Outstanding as of June 30, 2021	12,242,749	$12.06	8.07	$189,483

Exercisable as of June 30, 2021	5,953,908	$8.14	7.07	$115,421
Vested and expected to vest as of June 30, 2021	12,242,749	$12.06	8.07	$189,483
The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was $3.8 million and $10.7 million, respectively.
The weighted average grant-date fair value per share of stock options granted was $13.56 and $5.50 during the six months ended June 30, 2021 and 2020, respectively.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	1.03%	0.79%
Expected term (in years)	6.1	6.1
Expected volatility	69.7%	68.6%
Expected dividend yield	0%	0%

Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development expenses	$2,841	$4,091	$4,921	$5,545
General and administrative expenses	2,495	1,923	4,399	3,641

	$5,336	$6,014	$9,320	$9,186

As of June 30, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $57.4 million, which is expected to be recognized over a weighted average period of 2.9 years.
9. Income Taxes
The Company recognized an income tax
benefit
of $1.0 million and $0.7
million during the three and six months ended June 30, 2021, respectively, due to the current period income before income taxes and the application of the annual effective tax rate. The annual effective tax rate relates primarily to an expected income tax liability due to the acceleration of revenue recognition for tax purposes related to the Amended Sanofi Agreement. There was no
 income tax benefit recognized during the three and six months ended June 30, 2020. Net operating losses generated in
2018
and years thereafter can be carried forward indefinitely.
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
Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$17,144	$(36,288)	$43,666	$(50,570)
Denominator:
Weighted average common shares outstanding—basic	75,254,186	62,282,291	75,222,119	61,145,254
Net income (loss) per share—basic	$0.23	$(0.58)	$0.58	$(0.83)
Diluted net income (loss) per common share:
Numerator:
Net income (loss)	$17,144	$(36,288)	$43,666	$(50,570)
Denominator:
Weighted average common shares outstanding—diluted	80,026,488	62,282,291	79,994,422	61,145,254
Net income (loss) per share—diluted	$0.21	$(0.58)	$0.55	$(0.83)

The Company excluded 3,790 shares and 11,149 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three and six months ended June 30, 2020, respectively, because those shares had not vested. As of June 30, 2021, there are no unvested shares of restricted common stock.
The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	3,608,932	10,494,989
Unvested restricted common stock	—	1,691

	3,608,932	10,496,680

11. Leases
Suite Retention Agreements
In September 2019, the Company entered into a suite retention and development agreement with Curia Massachusetts, Inc. (“Curia”), formerly known as Albany Molecular Research, Inc., under which a series of cleanroom suites were built at Curia’s manufacturing facility in accordance with the Company’s objectives (“Curia Agreement”). The Curia Agreement continues for five years after the build-out
is completed, and the Company has the right to extend for an additional three years. The Company has determined this is a lease under ASU
No. 2016-02,
Leases (Topic 842) (“ASC 842”). Under the Curia Agreement, the Company will finance $6.0 million of the costs of the build-out
(“Build-Out
Costs”). If
Build-Out
Costs exceed $6.0 million, the Company and Curia will share overage costs equally, up to $11.0 million, and the Company will be responsible for any amounts exceeding $11.0 million. The Company had paid $12.8 million towards the
Build-Out
Costs prior to the lease commencement date which had been recorded within other long-term assets as prepaid rent as these represented payments for lessor owned assets. The Company anticipates making additional payments of $5.6 million related to the final
Build-Out
Costs, of which $3.2 million was paid as of June 30, 2021. These costs are included within the right-of-use
(“ROU”) assets and lease liabilities recorded at the lease commencement date. Upon the build-out
completion date of August 31, 2020 (“Curia Lease Commencement”), the Company determined that it gained control of the space, in accordance with ASC 842, which resulted in the recording of ROU assets and related lease liabilities of approximately $66.6 million and $53.8 million, respectively, with the difference being due to the elimination of previously recorded prepaid rent. Due to an increase in the final
Build-Out
Costs, the Company recorded an increase of $1.4 million to ROU assets and lease liabilities as of June 30, 2021. As of August 31, 2020, the Company began paying monthly fees of $1.0 million, which are subject to a 3% increase on January 1 of each calendar year following the first anniversary of the build-out
completion. The option to extend the lease for an additional three years was not included in the lease liability as of June 30, 2021 as the Company is not reasonably certain it will exercise this option.
In October 2020, the Company entered into a suite retention agreement (the “Biomere Suite Retention Agreement”) with Biomedical Research Models, Inc. (“Biomere”) under which the Company will lease two exclusive procedure rooms and one housing and maintenance room in Biomere’s Worcester, Massachusetts facility. The lease term is 13 months and commenced
 on December 1, 2020 (the “Biomere Lease Commencement”). The Company can terminate the Biomere Suite Retention Agreement for convenience, and without penalty, with 60 days’ written notice. The Biomere Suite Retention Agreement does not contain any lease incentives or renewal options. Upon the Biomere Lease Commencement, the Company determined that it gained control of the space, in accordance with ASC 842, which resulted in the recording of an ROU asset and lease liability of $0.3 million. As of the Biomere Lease Commencement, the Company began paying monthly fees of less than $0.1 million.
Real Estate Lease
In June 2017, the Company entered into an operating lease for office and laboratory space at its headquarters in Lexington, Massachusetts. The Company occupies approximately 59,000 square feet of space under a
10-year
lease agreement expiring in April 2028. The Company occupied this property in March 2018. Monthly lease payments include base rent charges of $0.2 million, which are subject to a 3% annual increase each year. In June 2017, in connection with this lease agreement, the Company issued a letter of credit collateralized by cash deposits of $1.0 million, which are classified as restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Equipment Lease
In March 2018, the Company entered into an operating lease for communications equipment for use at its office and laboratory space in Lexington, Massachusetts. The term of the lease is five years, expiring in March 2023.
The Company excludes leases with an initial term of one year or less in the recognized ROU asset and lease liabilities. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842, lease and non-lease
components are combined into a single lease component. The Company’s leases have remaining lease terms of up to seven years, excluding two five-year options to extend the real estate lease after the expiration of the initial term. The Company believes the Lexington real estate lease, together with the anticipated relocation to a space in Waltham, Massachusetts as described below, will be sufficient to meet its needs for the foreseeable future and that suitable additional space will be available as and when needed.
The components of lease cost were as follows (dollar amounts in thousands):

	Six Months Ended June 30,
	2021	2020
Lease cost
Operating lease cost	$9,597	$1,346

Total lease cost	$9,597	$1,346

Other information
Operating cash flows from operating leases	$9,593	$1,320
Operating lease liabilities arising from obtaining right-of-use assets	1,376	—
Weighted-average remaining lease term	5 years	8 years
Weighted-average discount rate	12.0%	17.5%
Maturities of operating lease liabilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
2021	$9,971	$18,067
2022	15,178	15,178
2023	15,591	15,591
2024	16,050	16,050
2025	12,029	12,029
2026 and thereafter	7,134	7,134

Total future minimum lease payments	75,953	84,049
Less: imputed interest	(18,097)	(21,363)

Present value of lease liabilities	$57,856	$62,686

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
In October 2020, the Company entered into a suite retention agreement with Azzur Cleanrooms-on-Demand – Burlington, LLC (“Azzur”) under which it will lease two exclusive cleanroom suites in Azzur’s Burlington, Massachusetts facility (the “Azzur Agreement”). The lease term is
 24
months and commenced on August 1, 2021, with the option to extend the term with three months’ notice prior to the termination date. Upon commencement, the Company will pay monthly fees of
$0.4
million, which are subject to a
4%
 increase on July 1, 2022. As of June 30, 2021, the Company’s commitment under this agreement is
$8.8
million through June 2023. The Company can terminate the Azzur Agreement for convenience, and without penalty, with three months’ written notice. The Azzur Agreement does not contain any lease incentives or renewal options. The Company has determined this is a lease under ASC 842. As of June 30, 2021, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out and as such, this Azzur Agreement was not
included in the ROU assets or lease liabilities on the Company’s condensed consolidated balance sheet.
On November 3, 2020 (the “Lease Commencement Date”), the Company entered into a ten-year
lease agreement for approximately 138,444 square feet of office and laboratory space located at 200 West Street in Waltham, Massachusetts (the “Waltham Lease Agreement”). The Waltham Lease Agreement includes an extension option of one period of 10 years. The Waltham Lease Agreement includes a work agreement to perform a build-out
arrangement, with a construction period from March 2021 to December 2021. Under the Waltham Lease Agreement, the Company has improvement allowances of $26.3 million, plus an additional tenant allowance of up to $15 per square foot, should the Company elect to use those. In April 2021, the Company entered into a contract with the Richmond Group for $36.8 million for the build-out
of this office and laboratory space. The Company expects to spend between $10.5 million and $12.5 million on the construction of lessor assets, which represents the cost of the project that exceeds the tenant allowances. The Company has paid
$2.3
million towards the construction of lessor assets, which is included in other long-term assets in the condensed consolidated balance sheet as of June 30, 2021. Initial base rent, which commences 12 months after the Lease Commencement Date, shall be
$5.7 million for the first year and approximately $8.0 million for the second year and thereafter shall be subject to a 3% annual increase. In December 2020, in connection with this Waltham Lease Agreement, the Company issued a letter of credit collateralized by cash deposits of $3.9 million, which are classified as restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The Company has determined this is a lease under ASC 842. As of June 30, 2021, the Company has determined that it does not have control of the space, as defined in ASC 842, during the build-out
and as such, this Waltham Lease Agreement
was not
included in the ROU assets or lease liabilities on the Company’s condensed consolidated balance sheet
.
12. Commitments and Contingencies
Research, Supply and License Agreements
Roche Master Supply Agreement
The Company is a party to a master supply agreement with Roche Diagnostics Corporation (“Roche”) pursuant to which Roche will custom manufacture certain products for the Company. The agreement specifies a minimum purchase requirement for certain custom manufactured products through December 31, 2024. As of June 30, 2021, the Company’s purchase commitments under the agreement totaled $10.5 million, with $3.5 million committed as payments each year from 2022 to 2024. Research and development expenses related to this agreement totaled $1.3 million and $1.3 million during the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $2.6 million during the six months ended June 30, 2021 and 2020, respectively.
MIT Research Agreement
In September 2019, the Company entered into a research agreement with the Massachusetts Institute of Technology (“MIT”) pursuant to which the Company is obligated to reimburse MIT up to $4.1 million for specified direct and indirect costs to be incurred from January 2020 through December 2022 for specified research activities conducted for the Company (the “2019 MIT Agreement”). As of June 30, 2021 and 2020, the Company paid MIT $2.4 million and $1.2 million, respectively, towards the total committed amount. Research and development expenses related to this agreement were $0.3 million during each of the three months ended June 30, 2021 and 2020 and $0.7 million during each of the six months ended June 30, 2021 and 2020. There were no amounts payable by the Company under the agreement as of June 30, 2021. The 2019 MIT Agreement expires in December 2022 and may be extended thereafter by mutual agreement of the parties.

MIT Exclusive Patent License Agreement
The Company is a party to an exclusive patent license agreement with MIT pursuant to which the Company received an exclusive license under the licensed patent rights to develop, manufacture and commercialize any product containing both Certain RNA sequences and certain lipid products, referred to as a “licensed product”. Under the licensed patent rights, the Company is permitted to develop, manufacture and commercialize the licensed products for the delivery of coding RNA components to treat disease in humans.
The Company has the right to grant sublicenses under this license. The patent rights licensed to the Company by MIT include claims that cover certain of the Company’s customized lipid nanoparticles used for delivery of coding RNA components in its MRT platform, including products that may be developed under the Company’s collaboration with Sanofi.
The Company is also obligated to make milestone payments to MIT aggregating up to $1.375 million upon the achievement of specified clinical and regulatory milestones with respect to each licensed product and $1.250 million upon the Company’s first commercial sale of each licensed product, and to pay royalties of a low single-digit percentage to MIT based on the Company’s, and any of its affiliates’ and sublicensees’, net sales of licensed products. The royalties are p
a
yable on a product-by-product and country-by-country basis, and may be reduced in specified circumstances. The Company’s obligation to make royalty payments extends with respect to a licensed product in a country until four years past the expiration of the last-to-expire patent or patent application licensed from MIT covering the licensed product in the country. In addition, the Company is obligated to pay MIT a low double-digit percentage of the portion of income from sublicensees that the Company ascribes to the MIT-licensed patents, excluding royalties on net sales and research support payments. Pursuant to such provision, during the six months ended June 30, 2021, the Company paid
 $
3.4
million to MIT which included
$
2.5
million as MIT’s share of sublicense income with respect to the payments the Company received in 2020 under the Second Sanofi Amendment and the Securities Purchase Agreement and
 $0.9
million as MIT’s share of sublicense income with respect to the milestones the Company achieved in 2021 under the Amended Sanofi Agreement. Future amounts that the Company may owe to MIT will depend upon the relative value of the patents the Company licensed from MIT and sublicensed to Sanofi as compared to the other rights that the Company licensed to Sanofi. The determination of the relative value of such rights is subject to a process described in the Company’s license agreement with MIT. Additionally, in the quarter ended June 30, 2021, the Company paid a total of
 $0.7 million due to the achievement of specified milestones in accordance with the license agreement with MIT.
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 and December 31, 2020.
Legal Proceedings
The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.
13. Subsequent Event
On August 2, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sanofi S.A. and Vector Merger Sub, Inc., a Delaware corporation and
a
n indirect
wholly owned subsidiary of Sanofi S.A. (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, Merger Sub will commence a cash tender offer (the “Tender Offer”) to acquire all of the outstanding shares of common stock of the Company for a purchase price of

$
38.00
per share, in cash, without interest and subject to any withholding of taxes required by applicable legal requirements. Following the completion of the Tender Offer, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a
n
indirect
 w
holly owned subsidiary of Sanofi S.A. The Merger Agreement is subject to customary closing conditions, and is anticipated to close in the third quarter of 2021. If the Merger Agreement is terminated by the Company under specified circumstances, the Company will be required to pay Sanofi S.A. a termination fee of

$
96.0
 million.

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
Objective
The purpose of this Management’s Discussion and Analysis is to better allow our investors to understand and view our company from our management’s perspective. We are providing an overview of our business and strategy, followed by a discussion of our financial condition and results of operations. As further discussed below, our vision is to continue building a leading messenger RNA, or mRNA, product company, leveraging our extensive experience with proprietary mRNA product development, delivery, manufacturing and process development. However, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into 2024.
Pending Transaction with Sanofi S.A.
On August 2, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Sanofi, a French société anonyme
, or Sanofi S.A., and Vector Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sanofi S.A., or the Merger Sub. On the terms and subject to the conditions of the Merger Agreement, Merger Sub will commence a cash tender offer, or the Tender Offer, to acquire all of the outstanding shares of our common stock for $38.00 per share, in cash, without interest and subject to any withholding of taxes required by applicable legal requirements. Following the completion of the Tender Offer, Merger Sub will merge with and into Translate Bio, Inc., with Translate Bio, Inc. continuing as the surviving corporation and as an indirect wholly owned subsidiary of Sanofi S.A. If the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Sanofi S.A. a termination fee of $96.0 million. Although we anticipate closing the transaction in the third quarter of 2021, the closing of the Merger Agreement is subject to customary closing conditions, and we may not complete this pending transaction with Sanofi S.A. within the time frame we anticipate, or at all.
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
We are developing mRNA therapeutics for the treatment of cystic fibrosis, or CF with two programs, MRT5005, a clinical-stage program, and a preclinical next-generation CF program. Our mRNA therapeutic candidates for CF are designed to deliver mRNA encoding fully functional cystic fibrosis transmembrane conductance regulator, or CFTR, protein to the lung. We have designed our mRNA therapeutic candidates for CF to be inhaled via a handheld nebulizer. Once the inhaled treatment has entered the epithelial cells lining the patient’s lungs, our therapeutic mRNA uses the cells’ own machinery for translation and expression of fully functional CFTR protein, thereby restoring this essential ion channel, which we believe will address the pathology of CF directly. Currently approved CFTR modulating therapies are limited to patients with specific genetic mutations; therefore, there remains a significant unmet medical need for patients with CF who have genetic mutations non-amenable
to currently approved CFTR modulating therapies. Additionally, patients treated with these current therapies still suffer from a long-term decline in lung function and exacerbations that require hospitalization. Our mRNA therapeutic candidates for CF are being developed to treat the underlying cause of CF, regardless of the specific genetic mutation, including in patients with limited or no CFTR protein.

Our clinical-stage CF candidate in development is MRT5005. We believe MRT5005 is the first mRNA product candidate to be administered via inhalation to patients with CF. The U.S. Food and Drug Administration, or FDA, has granted orphan drug designation, fast track designation and rare pediatric disease designation for MRT5005 for the treatment of CF.
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
The clinical trial is ongoing with the evaluation of the remaining dose groups, which include a 20 mg multiple-ascending dose group and the daily dosing cohort, and we anticipate reporting the interim findings from the clinical trial at the North American Cystic Fibrosis Conference, or NACFC, being held September 30, 2021 through October 2, 2021. We are conducting translational studies with MRT5005 and a next-generation CF candidate to support and optimize future clinical development, including research into dosing, formulation and nebulization. We have a next-generation CF discovery program that incorporates mRNA codon optimization and advances in lipid nanoparticle, or LNP, chemistry. Preclinical data generated demonstrates CFTR protein expression in the lungs of animals after the delivery of the next-generation CF product candidate using the intended inhaled route of administration. This and other preclinical data generated support the planned initiation of investigational new drug, or IND,-enabling studies in the second half of 2021. We anticipate reporting preclinical data for the next-generation CF program at NACFC.
We are leveraging our lung delivery platform and focusing our preclinical research efforts on identifying lead product candidates in additional pulmonary diseases with unmet medical need, including primary ciliary dyskinesia, or PCD, pulmonary arterial hypertension and respiratory infectious diseases.
We are developing a novel mRNA-based therapeutic designed to treat PCD, a rare genetic disease for which there is no cure. Mutations in the genes that cause PCD result in ineffective mucociliary clearance which can lead to lung disease. While PCD can result from a mutation in one of more than 30 genes involved in ciliary function, DNAI1 is one of the more frequently mutated genes. Our mRNA therapeutic candidate is designed to be delivered to the lungs, providing the cells the instructions to produce fully functional DNAI1 protein, which could potentially restore mucociliary clearance. In May 2021, we reported preclinical data from our PCD program including assessments of the level and distribution of protein expression as well as ciliary activity which suggests the potential for an mRNA therapeutic to correct ciliary function in people with PCD due to a mutation in the DNAI1 gene. These data support continued advancement of this program and we anticipate initiating
IND-enabling
studies in the second half of 2021.
Additionally, we have early discovery efforts ongoing in other areas of unmet medical need. Our research includes discovery efforts in diseases that affect the liver. We have also begun to explore ways to apply our mRNA and delivery platform expertise to diseases where the degradation of a protein would lead to therapeutic benefit. We believe that using mRNA to enable the production of a molecule that can help tag a target protein for destruction within the cell may have advantages over other protein degradation approaches, including the ability to reach previously undruggable therapeutic targets and increase target selectivity. We are also leveraging our mRNA technology to encode therapeutic antibodies.
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
SARS-CoV-2.
In October 2020 and in April 2021, preclinical data were reported demonstrating that MRT5500 induced potent neutralizing antibodies against
SARS-CoV-2
in mice and
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

T-cell
response against
SARS-CoV-2.
Vaccine-associated enhanced respiratory disease, or VAERD, has generally not been reported to be associated with a
Th1-biased
T-cell
response and therefore these data suggest the potential for a reduced risk for VAERD. A Phase 1/2 clinical trial to evaluate MRT5500 began in March 2021 and interim data from this trial is expected in the third quarter of 2021. For information on risks related to our successful development of a vaccine against
COVID-19,
please see Part II, Item 1A – “Risk Factors – We and Sanofi may not be successful in our joint efforts to successfully develop in an expedited timeframe an mRNA vaccine against
SARS-CoV-2,”
included elsewhere in this Quarterly Report on Form
10-Q.
A Phase 1 clinical trial evaluating MRT5400 and MRT5401, our investigational mRNA vaccine candidates against seasonal influenza, was initiated in June 2021 with interim data expected by the end of 2021. Preclinical studies are ongoing for targets against additional viral and bacterial pathogens.
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
The successful development of our product candidates will require, among other things, that we develop sufficient mRNA manufacturing capabilities. To date, we have established
100-gram
single-batch production with our clinical-stage mRNA therapeutics platform.
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
Since our inception in 2011, we have devoted substantially all of our focus and financial resources to organizing and staffing our company, business planning, raising capital, acquiring or discovering product candidates and securing related intellectual property rights and conducting discovery, research and development activities for our programs. We do not have any products approved for sale and have not generated any revenue from product sales. Through June 30, 2021, we have funded our operations primarily through sales of equity securities and upfront and milestone payments received under a collaboration and license agreement with Sanofi and we have received proceeds of approximately $1.1 billion from such transactions.
We are a party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies LLC, or Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2020, we issued and sold 2,863,163 shares of our common stock pursuant to the Sales Agreement, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the six months ended June 30, 2021. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under our universal shelf registration statement on Form
S-3,
or the 2020 Shelf.
Since our inception, we have incurred significant operating losses. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. As of June 30, 2021, we had an accumulated deficit of $369.6 million. We expect to continue to incur significant expenses for at least the next several years as we advance our product candidates from discovery through preclinical development and clinical trials and seek regulatory approval. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing
or acquisition of additional product candidates.
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
As of June 30, 2021, we had cash, cash equivalents and investments of $667.2 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into 2024.
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
Business Impact of the
COVID-19
Pandemic
Since early 2020, the outbreak of the novel strain of coronavirus named
SARS-CoV-2
has spread across the globe and the
COVID-19
pandemic has had wide-reaching impacts on the global economy and business operations. The
COVID-19
pandemic has had, and we expect it may continue to have, an impact on our operations, the operations of our collaborators, the operations of third-party contractors and other entities, with which we interact, as well as on the patients who may enroll in our clinical trials. We actively continue to monitor
COVID-19
trends and government guidance. The ultimate impacts of the
COVID-19
pandemic are still unknown and uncertain. For additional information on risks posed by the
COVID-19
pandemic, please see Part II, Item 1A – “Risk Factors” included elsewhere in this Quarterly Report on Form
10-Q.
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
The successful development and commercialization of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities, including delays resulting from the COVID-19 pandemic;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	our ability to maintain our current research and development programs and to establish new ones;

•	establishing an appropriate safety profile with investigational new drug, or IND,-enabling studies;

•	successful patient enrollment in, and the initiation and completion of, clinical trials;

•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•	the receipt of regulatory approvals from applicable regulatory authorities;

•	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities;

•	the success of our collaboration with Sanofi;

•	our ability to establish new licensing or collaboration arrangements;

•	the performance of our future collaborators, if any;

•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;

•	development and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch, if approved;

•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and

•	maintaining a continued acceptable safety profile of the product candidates following approval.

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
Income Taxes
We recognized an income tax benefit of $1.0 million and $0.7 million during the three and six months ended June 30, 2021, respectively, due to the current period income before income taxes and the application of the annual effective tax rate. The annual effective tax rate relates primarily to an expected income tax liability due to the acceleration of revenue recognition for tax purposes related to the Amended Sanofi Agreement. There was no income tax benefit recognized during the three and six months ended June 30, 2020. Net operating losses generated in 2018 and years thereafter can be carried forward indefinitely.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$72,649	$16,319	$56,330
Operating expenses:
Research and development	40,477	29,002	11,475
General and administrative	11,921	8,601	3,320
Change in fair value of contingent consideration	4,242	15,347	(11,105)

Total operating expenses	56,640	52,950	3,690

Income (loss) from operations	16,009	(36,631)	52,640
Other income, net	154	343	(189)

Income (loss) before income taxes	16,163	(36,288)	52,451
Income tax benefit	981	—	981

Net income (loss)	$17,144	$(36,288)	$53,432

Collaboration Revenue
Collaboration revenue was $72.6 million and $16.3 million for the three months ended June 30, 2021 and 2020, respectively, which was derived from the Sanofi collaboration. Revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The transaction price increased in the three months ended June 30, 2021 compared to the same period in 2020. Although total expenses in the vaccine program decreased in the three months ended June 30, 2021 compared to the same period in 2020, revenue increased due to the increase in the transaction price. See “—Components of Our Results of Operations – Collaboration Revenue” above.
Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct external research and development expenses by program:
Discovery program	$8,234	$2,033	$6,201
Vaccine program	8,348	9,387	(1,039)
MRT5005 program	3,314	3,350	(36)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	10,300	8,791	1,509
Other	10,281	5,441	4,840

Total research and development expenses	$40,477	$29,002	$11,475

Research and development expenses were $40.5 million for the three months ended June 30, 2021, compared to $29.0 million for the three months ended June 30, 2020. The increase of $11.5 million was primarily due to continued development of our discovery program as well as increases in occupancy and personnel-related costs.
Direct external expenses of our discovery program increased by $6.2 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and lead product candidates in additional pulmonary diseases.
Direct external expenses of our vaccine program decreased by $1.0 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to decreased activities with the Sanofi collaboration.

Unallocated research and development expenses increased by $6.3 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase of $1.5 million in personnel-related costs was primarily related to an increase in headcount in the three months ended June 30, 2021 compared to the same period in 2020, partially offset by a decrease in stock-based compensation due to a stock option modification in the three months ended June 30, 2020. The increase of $4.8 million in other unallocated research and development expenses was due to an increase of $4.3 million in occupancy costs and an increase of $0.7 million in license fees due to payments owed to the Massachusetts Institute of Technology, or MIT, upon achievement of milestones under the Amended Sanofi Agreement, partially offset by a decrease of $0.6 million in amortization expense related to the definite-lived MRT intangible asset.
General and Administrative Expenses
General and administrative expenses were $11.9 million for the three months ended June 30, 2021, compared to $8.6 million for the three months ended June 30, 2020. The increase of $3.3 million was due to an increase of $1.7 million in personnel-related costs related to an increase in headcount in the three months ended June 30, 2021 compared to the same period in 2020 as well as an increase in stock-based compensation, an increase of $1.1 million in professional fees primarily consisting of increases in recruiting fees and consulting costs and an increase of $0.2 million in insurance fees.
Change in Fair Value of Contingent Consideration
During the three months ended June 30, 2021 and 2020, we recognized operating expenses of $4.2 million and $15.3 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations. The expense recognized during the three months ended June 30, 2021 was attributed primarily to an increase in the fair value of the contingent consideration liability for future earnout payments that could become due. The increase in the fair value of contingent consideration was due to the time value of money due to the passage of time and a decrease in the discount rate during the three months ended June 30, 2021.
Benefit from Income Taxes
We recognized an income tax benefit of $1.0 million and $0 during the three months ended June 30, 2021 and 2020, respectively, due to the current period income before income taxes and the application of the annual effective tax rate. The annual effective tax rate relates primarily to an expected income tax liability due to the acceleration of revenue recognition for tax purposes related to the Amended Sanofi Agreement.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$107,249	$20,974	$86,275
Operating expenses:
Research and development	81,617	50,442	31,175
General and administrative	22,738	16,060	6,678
Change in fair value of contingent consideration	(39,737)	5,895	(45,632)

Total operating expenses	64,618	72,397	(7,779)

Income (loss) from operations	42,631	(51,423)	94,054
Other income, net	308	853	(545)

Income (loss) before income taxes	42,939	(50,570)	93,509
Income tax benefit	727	—	727

Net income (loss)	$43,666	$(50,570)	$94,236

Collaboration Revenue
Collaboration revenue was $107.2 million and $21.0 million for the six months ended June 30, 2021 and 2020, respectively, which was derived from the Sanofi collaboration. Revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The transaction price increased in the six months ended June 30, 2021 compared to the same period in 2020 resulting in an increase of revenue recognized. See “—Components of Our Results of Operations – Collaboration Revenue” above.

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Direct external research and development expenses by program:
Discovery program	$16,850	$5,807	$11,043
Vaccine program	15,917	11,976	3,941
MRT5005 program	9,528	9,444	84
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	19,058	14,777	4,281
Other	20,264	8,438	11,826

Total research and development expenses	$81,617	$50,442	$31,175

Research and development expenses were $81.6 million for the six months ended June 30, 2021, compared to $50.4 million for the six months ended June 30, 2020. The increase of $31.2 million was primarily due to continued development of our discovery program and our vaccine program associated with the Sanofi collaboration as well as increases in occupancy and personnel-related costs.
Direct external expenses of our discovery program increased by $11.0 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased costs related to our ongoing exploratory research and discovery efforts to identify next-generation CF candidates and identify lead product candidates in additional pulmonary diseases.
Direct external expenses of our vaccine program increased by $3.9 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to increased activities with the Sanofi collaboration.
Unallocated research and development expenses increased by $16.1 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase of $4.3 million in personnel-related costs was primarily related to an increase in headcount in the six months ended June 30, 2021 compared to the same period in 2020, partially offset by a decrease in stock-based compensation due to a stock option modification in the six months ended June 30, 2020. The increase of $11.8 million in other unallocated research and development expenses was due to an increase of $8.6 million in occupancy costs, an increase of $1.7 million in license fees due to payments owed to MIT upon achievement of milestones under the Amended Sanofi Agreement and an increase of $1.0 million in amortization expense related to the definite-lived MRT intangible asset.
General and Administrative Expenses
General and administrative expenses were $22.7 million for the six months ended June 30, 2021, compared to $16.1 million for the six months ended June 30, 2020. The increase of $6.7 million was primarily due to an increase of $3.6 million in professional fees primarily consisting of increases in recruiting fees, consulting costs, accounting fees and legal fees primarily associated with filing patent applications and prosecuting our intellectual property portfolio. Additionally, personnel-related costs increased by $2.4 million primarily related to an increase in headcount in the six months ended June 30, 2021 compared to the same period in 2020 as well as an increase in stock-based compensation and insurance fees increased by $0.3 million.
Change in Fair Value of Contingent Consideration
During the six months ended June 30, 2021 and 2020, we recognized operating income of $39.7 million and operating expense of $5.9 million, respectively, for changes in the fair value of the contingent consideration liabilities we recorded in connection with our acquisition of the MRT Program in December 2016. The contingent consideration liabilities relate to future potential milestone and earnout payment obligations. The income recognized during the six months ended June 30, 2021 was attributed primarily to a decrease in the fair value of the contingent consideration liability for future earnout payments that could become due. The decrease in the fair value of contingent consideration was due to the previously announced results of the second interim data analysis from the Phase 1/2 clinical trial of MRT5005 and the resulting decrease in the fair value of contingent consideration during the three months ended March 31, 2021. This decrease was partially offset by an increase in the fair value of contingent consideration due to the time value of money due to the passage of time and a decrease in the discount rate during the three months ended June 30, 2021.

Benefit from Income Taxes
We recognized an income tax benefit of $0.7 million and $0 during the six months ended June 30, 2021 and 2020, respectively, due to the current period income before income taxes and the application of the annual effective tax rate. The annual effective tax rate relates primarily to an expected income tax liability due to the acceleration of revenue recognition for tax purposes related to the Amended Sanofi Agreement.
Liquidity and Capital Resources
Since our inception through June 30, 2021, we have not generated any revenue from product sales, have generated collaboration revenue only from the Amended Sanofi Agreement and have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if at all. See “ —Funding Requirements” and Note 1 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q
for a further discussion of our liquidity.
Through June 30, 2021, we have funded our operations primarily through sales of equity securities and upfront and milestone payments received under the Amended Sanofi Agreement and we have received proceeds of approximately $1.1 billion from such transactions.
We are party to the Sales Agreement, with Jefferies, under which we may issue and sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million. Sales of common stock through Jefferies may be made by any method that is deemed an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Jefferies has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of our common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. During the year ended December 31, 2020, we issued and sold 2,863,163 shares of our common stock, resulting in gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the six months ended June 30, 2021. In the future, $62.1 million of shares of common stock remain available to be sold pursuant to the Sales Agreement, which sales, if any, would be made under the 2020 Shelf.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$13,694	$(51,489)
Net cash provided by (used in) investing activities	(109,109)	79,422
Net cash provided by financing activities	2,859	159,680

Net increase (decrease) in cash, cash equivalents and restricted cash	$(92,556)	$187,613

Operating Activities
During the six months ended June 30, 2021, operating activities provided $13.7 million of cash, resulting from our net income of $43.7 million, partially offset by net non-cash
charges of $23.9 million and net cash used in changes in our operating assets and liabilities of $6.0 million. Net non-cash
charges for the six months ended June 30, 2021 primarily consisted of a $39.7 million decrease in the change in the fair value of contingent consideration, partially offset by a $9.3 million charge to stock-based compensation expense and a $6.5 million charge for depreciation and amortization expense. Net cash used in changes in our operating assets and liabilities consisted of a $8.5 million increase in prepaid expenses and other assets, a $6.2 million decrease in lease liability, a $3.2 million decrease in deferred revenue and a $2.4 million increase in long-term prepaid rent, partially offset by a $6.2 million decrease in right-of-use
assets, a $3.9 million increase in accounts payable, a $2.6 million decrease in collaboration receivables and a $1.6 million increase in accrued expenses.
During the six months ended June 30, 2020, operating activities used $51.5 million of cash, resulting from our net loss of $50.6 million and net cash used in changes in our operating assets and liabilities of $21.6 million, partially offset by net non-cash
charges of $20.7 million. Net cash used in changes in our operating assets and liabilities consisted of a $10.5 million increase in collaboration receivables, a $7.4 million increase in long-term prepaid rent, a $6.4 million decrease in deferred revenue and a $2.8 million decrease in accounts payable, partially offset by a $4.0 million increase in accrued expenses and a $1.5 million increase in prepaid expenses and other assets. Net
non-cash
charges for the six months ended June 30, 2020 primarily consisted of a $9.2 million charge to stock-based compensation expense, a $5.9 million increase in the change in the fair value of contingent consideration which was primarily due to the time value of money due to the passage of time and a $5.6 million charge for depreciation and amortization expense.
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $109.1 million, consisting of $185.7 million of purchases of investments and $3.4 million of purchases of property and equipment, partially offset by $80.0 million of sales and maturities of investments.
During the six months ended June 30, 2020, net cash provided by investing activities was $79.4 million, consisting of $111.3 million of sales and maturities of investments, partially offset by $27.4 million of purchases of investments and $4.4 million of purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $2.8 million, consisting primarily of proceeds from option exercises.
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
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue ongoing and initiate new clinical trials of and seek marketing approval for our product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•
continue the clinical development of MRT5005 for CF, MRT5500, the lead vaccine candidate against
SARS-CoV-2,
and MRT5400 and MRT5401, the investigational mRNA vaccine candidates against seasonal influenza;

•	continue the advancement of mRNA therapeutics for next-generation CF and PCD and continue the development of additional mRNA vaccine candidates against infectious diseases;

•	leverage our programs to advance our other product candidates, including those for the treatment of diseases that affect the liver, into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

•	expand our manufacturing, operational, financial and management systems;

•	increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other product candidates and technologies;

•	incur additional legal, accounting and other expenses in operating as a public company; and

•
establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may not obtain marketing approval and intend to commercialize on our own or jointly.

We believe that our existing cash, cash equivalents and investments of $667.2 million as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.
We will need to raise additional capital or incur indebtedness to continue to fund our operations in the future. Our ability to raise additional funds will depend on financial, economic and market conditions, many of which are outside of our control, and we may be unable to raise financing when needed, or on terms favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue our operations. Because of numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Factors that may affect our planned future capital requirements and accelerate our need for additional working capital include the following:

•	the successful completion of our pending transaction with Sanofi S.A.;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the success of our collaboration with Sanofi;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;

•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

•	the impacts of the COVID-19 pandemic and our response to it;

•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.
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
Cash Requirements from Contractual and Other Obligations
During the three months ended June 30, 2021, there were no material changes to our cash requirements from contractual and other obligations as of December 31, 2020 described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report.
In April 2021, we entered into a contract with The Richmond Group, Inc. for $36.8 million for the build-out
of the 200 West Street location in Waltham, Massachusetts. Under the lease agreement for the 200 West Street location, our landlord will reimburse us $26.3 million for tenant improvement allowances. We expect to spend between $10.5 million and $12.5 million towards build-out
costs, which represents the cost of the project that exceeds the tenant improvement allowances, of which $2.3 million has been paid as of June 30, 2021.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and principal financial and accounting officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Pending Transaction with Sanofi S.A.
We may not complete the pending transaction with Sanofi, a French société anonyme, or Sanofi S.A., within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.
On August 2, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Sanofi S.A. and Vector Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sanofi S.A., or the Merger Sub. On the terms and subject to the conditions of the Merger Agreement, Merger Sub will commence a cash tender offer, or the Tender Offer, to acquire all of the outstanding shares of our common stock for $38.00 per share, or the Offer Price, in cash, without interest and subject to any withholding of taxes required by applicable legal requirements. Following the completion of the Tender Offer, Merger Sub will merge with and into Translate
Bio, Inc.,
with Translate Bio, Inc
. continuing as the surviving corporation and as an indirect wholly owned subsidiary of Sanofi S.A., and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock, or owned by Sanofi S.A. or any wholly owned subsidiary of Sanofi S.A. (other than Merger Sub) or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, subject to any withholding of taxes required by applicable law.
The obligation of Merger Sub to purchase shares of our common stock tendered in the Tender Offer is subject to the conditions set forth in the Merger Agreement, including (1) that the number of shares validly tendered in accordance with the terms of the Tender Offer and not validly withdrawn, considered together with all other shares otherwise beneficially owned by Sanofi S.A. or any of its wholly owned subsidiaries (including Merger Sub) would represent one more than 50% of the total number of shares of our common stock outstanding at the time of the expiration of the Tender Offer, (2) the absence of any injunction or other order issued by a court of competent jurisdiction or law prohibiting consummation of the Tender Offer or the merger, (3) the expiration or early termination of the applicable waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (4) the accuracy of our representations and warranties, subject to materiality standards set forth in the Merger Agreement, (5) compliance by us in all material respects with our obligations under the Merger Agreement and (6) the absence of a Material Adverse Effect (as defined in the Merger Agreement). In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our board of directors or a termination of the Merger Agreement by us to enter into an agreement for a Superior Offer (as defined in the Merger Agreement). As a result, we cannot assure you that the transaction with Sanofi S.A. will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.
We have incurred and will continue to incur costs relating to the proposed transaction (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the proposed transaction is completed. If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Sanofi S.A. a termination fee of $96.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, vendors, suppliers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
The announcement and pendency of the transaction with Sanofi S.A. could adversely affect our business, financial results and/or operations.
Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. For example, we may forego opportunities we may have otherwise pursued absent the proposed transaction. Uncertainty as to whether the transaction will be completed may also affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day
operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, suppliers, regulators and other business partners. For example, vendors, suppliers, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Sanofi S.A.’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.
The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate or knowingly facilitate or knowingly encourage any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, or engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish any non-public information in connection with, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
In certain instances, the Merger Agreement requires us to pay a termination fee to Sanofi S.A., which could require us to use available cash that would have otherwise been available for general corporate purposes.
Under the terms of the Merger Agreement, we may be required to pay Sanofi S.A. a termination fee of $96.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Sanofi S.A
We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay a material portion of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.
Certain of our directors and executive officers may have interests in the proposed transaction with Sanofi S.A. that are or were different from, or in conflict with or in addition to, those of our stockholders generally.
Certain of our directors and executive officers have interests in the proposed transaction with Sanofi S.A. that may differ from, or that are in addition, to their interests as our stockholders. Our board of directors was aware of these interests at the time it approved the Merger Agreement. These interests may cause our directors and officers to view the proposed transaction differently from how our stockholders may view it.
Risks Related to our Financial Position and Need for Additional Capital
We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.
Since inception, we have incurred significant losses. As of June 30, 2021, we had an accumulated deficit of $369.6 million. We have funded our operations to date primarily through sales of equity securities and upfront payments received under a collaboration and license agreement with Sanofi Pasteur, Inc., or Sanofi, the vaccines global business unit of Sanofi S.A. We expect that it could be several years, if ever, before we have a commercialized product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if, and as, we:

•
continue the clinical development of MRT5005, for cystic fibrosis, or CF, MRT5500, the lead vaccine candidate against
SARS-CoV-2,
which causes
COVID-19,
and MRT5400 and MRT5401, the investigational mRNA vaccine candidates against seasonal influenza;

•
continue the advancement of mRNA therapeutics for next-generation CF and primary ciliary dyskinesia, or PCD, and continue the development of additional mRNA vaccine candidates against infectious diseases;

•	leverage our programs to advance our other product candidates, including those for the treatment of diseases that affect the liver, into preclinical and clinical development;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	seek to discover and develop additional product candidates;

•	expand our manufacturing, operational, financial and management systems;

•	increase personnel, including personnel to support our research, clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand and protect our intellectual property portfolio;

•	acquire or in-license other product candidates and technologies;

•	incur additional legal, accounting and other expenses in operating as a public company; and

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
Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs in commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the Food and Drug Administration, or FDA, European Medicines Agency, or EMA, or other regulatory agencies to perform clinical trials or studies in addition to those that we currently anticipate. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.
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
We believe that our existing cash, cash equivalents and investments of $667.2 million as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which could adversely affect our business prospects, and we may be unable to continue operations. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured.

Our estimates regarding our ability to fund our operating expenses and capital expenditure requirements with our existing cash and cash equivalents are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the successful completion of our pending transaction with Sanofi S.A.;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;

•	the success of our collaboration with Sanofi;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the impacts of the COVID-19 pandemic and our response to it;

•	the costs of manufacturing commercial-grade products and sufficient inventory to support commercial launch;

•	the ability to receive additional non-dilutive funding, including grants from organizations and foundations;

•	the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.
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
MRT Products that contain the same MRT compounds, or once for non-CF
MRT Products that are mRNA vaccines in certain infectious disease pathogens under our collaboration and license agreement with Sanofi, or Licensed Fields. Under the Shire Agreement, we are also obligated to pay a fixed, quarterly earnout payment of a mid-single-digit
percentage of net sales of each MRT Product. The earnout period will begin on the date of the first commercial sale of MRT Products and will end, on a product-by-product
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
SARS-CoV-2.
We have a collaboration with Sanofi to develop infectious disease vaccines using our messenger RNA, or mRNA, technology, including mRNA vaccines against
SARS-CoV-2.
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
The timing and success of any clinical trials will also depend on our ability to enroll subjects in the clinical trials. Vaccines for
COVID-19
have been approved by the FDA and EMA and are available in the United States and Europe. In addition, several other companies are pursuing the development of a vaccine for
COVID-19,
and subject enrollment may be affected by availability of the authorized available vaccines and other clinical trials of competing vaccine candidates. Subject enrollment may also be affected by other factors, including variations in the incidence of
COVID-19
at the time of the trial and the perceived risks and benefits of the clinical trial among potential subjects. Our inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Even if we obtain positive results from preclinical studies or initial clinical trials, we may not achieve the same success in demonstrating safety and potency in later trials.
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
We do not currently have products approved for sale and are investing a significant portion of our efforts and financial resources in the development of MRT5005. As a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the ongoing Phase 1/2 clinical trial in patients with CF was paused in April 2020 and then resumed in September 2020. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. The
COVID-19
pandemic also may continue to impact our clinical trials. Our prospects are substantially dependent on our ability, or that of any future collaborator, to develop and obtain marketing approval for, and successfully commercialize, MRT5005.
The success of MRT5005 will depend on several factors, including the following:

•	successful patient enrollment in and completion of clinical trials;

•	a safety, tolerability and efficacy profile that is satisfactory to the FDA, EMA or other regulatory authorities for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment and maintenance of arrangements with third-party manufacturers for both clinical and any future commercial manufacturing, if approved;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales, if approved;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by hospitals, the patient community, the medical community and third-party payors;

•	the availability of coverage and adequate reimbursement from third-party payors;

•	the performance of our future collaborators, if any; and

•	our ability to compete with other therapies.
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
Before obtaining marketing approval for our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time-consuming, difficult to design and implement and uncertain as to outcome. We cannot guarantee that the clinical trials, such as the Phase 1/2 clinical trial for MRT5500, the Phase 1 clinical trial for MRT5400 and MRT5401 and our Phase 1/2 clinical trial of MRT5005 in patients with CF, will be conducted as planned, completed on schedule, if at all, or yield positive results. As a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing in the ongoing Phase 1/2 clinical trial in patients with CF was paused in April 2020 and then resumed in September 2020. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. The
COVID-19
pandemic also may continue to impact our clinical trials.
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
In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an investigational new drug, or IND, in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of these product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
There can be no assurance that the success we achieved in preclinical studies of MRT5005, MRT5500, MRT5400 and MRT5401 or may achieve in preclinical studies of other product candidates will result in success in clinical trials of these product candidates. In addition, we cannot assure you that we will be able to achieve the same or similar success in our preclinical studies and clinical trials of our other product candidates.
For example, our preclinical studies in animal models have been conducted using human mRNA, which differs from animal mRNA, making it difficult for us to use animal models to assess whether our product candidates are safe or effective in humans. Preclinical studies conducted in mice, rats and non-human
primates are not always indicative of clinical trial outcomes in humans.
While we are conducting a Phase 1/2 clinical trial of MRT5005, we have not completed any clinical trials evaluating any of our product candidates or proposed delivery modes, including the use of lipid nanoparticles that are customized for delivery to specific tissues.
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
periods. We depend on Sanofi to

design and conduct clinical trials for our vaccine candidates. As a result, we may not control the manner or time schedule in which these clinical trials are conducted, which may negatively impact our business operations. In addition, we anticipate competition enrolling patients for the anticipated future clinical trials of MRT5500 as
COVID-19
vaccines are available and many other companies are conducting or plan to conduct similar trials. In contrast, because our clinical trial of MRT5005 is focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate as a consequence to the
COVID-19
pandemic or otherwise. Many CF clinical trial sites place importance on the review, ranking and sanctioning of CF patient advocacy groups. If CF patient advocacy groups do not timely sanction or highly rate our clinical trials, or prioritize trials of other sponsors over our trials, we may not be able to enroll sufficient patients to conduct our trials at their member sites, or it may take longer to conduct these trials.
As a consequence of the
COVID-19
pandemic, we announced that enrollment and dosing had been paused in our ongoing Phase 1/2 clinical trial in patients with CF in April 2020. Even though we were able to resume in September 2020 and complete enrollment and dosing in this trial for the second interim data analysis as well as continue to enroll and dose in the remaining dose groups, we may encounter slower than expected enrollment or dosing delays due to the CF patient population, or CF advocacy groups may provide additional guidance for the safety of the CF population, which may delay the trial. The uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data. The
COVID-19
pandemic also may continue to impact our clinical trial of MRT5005. In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements at certain clinical trial sites. For example, a delay in the manufacturing of clinical trial material for the Phase 1/2 clinical trial of MRT5500 resulted in a delay in the initiation of the trial. These delays could be caused by regulatory reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our planned clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
However, the development of MRT5005, MRT5500, MRT5400 or MRT5401 may ultimately prove to be unsuccessful or less successful than another product candidate in our pipeline that we might have chosen to pursue on a more aggressive basis with our capital resources. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaborative arrangement.
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
We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt the development of MRT5005, MRT5500, MRT5400, MRT5401 or any future product candidates.

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

If approved for the treatment of CF, MRT5005 would compete with Kalydeco, Orkambi, Symdeko and Trikafta, each of which is marketed by Vertex Pharmaceuticals Incorporated, or Vertex. Vertex also has several cystic fibrosis transmembrane conductance, or CFTR, modulator compounds in clinical development, each of which is currently in a Phase 2 clinical trial.
Our other potential competitors for CF include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Examples include AbbVie, Inc., Eloxx Pharmaceuticals Ltd, Yumanity Therapeutics, Inc., Ionis Pharmaceuticals, Inc. and Arrowhead Pharmaceuticals, Inc.
Companies are developing gene-based medicines that modulate or affect CFTR function for the treatment of CF. These products are currently in the preclinical stage but could enter Phase 1 clinical trials within the next year. Companies developing mRNA products for CF include Arcturus Therapeutics Holdings Inc., ReCode Therapeutics, Inc. and Moderna, Inc. (in collaboration with Vertex). Companies developing gene editing or gene therapy products for CF include CRISPR Therapeutics AG (in collaboration with Vertex), 4D Molecular Therapeutics, Spirovant Sciences, Inc. and Boehringer Ingelheim International GmbH.
Large and established companies, such as Merck & Co., Inc., GlaxoSmithKline plc, Sanofi, Pfizer, Inc., Johnson & Johnson and AstraZeneca plc, among others, compete in the vaccine market. In addition, some of our mRNA competitors, Moderna, Inc. and BioNTech AG, have also developed
COVID-19
vaccines using mRNA technology and other mRNA competitors, such as CureVac AG and Arcturus Therapeutics Holdings, Inc., are developing
COVID-19
vaccines. Currently, several of our competitors have developed
COVID-19
vaccines that have received emergency use approval by the FDA or conditional marketing authorization from the EMA and are being administered throughout the United States, Europe and other parts of the world. Competitors are also developing influenza vaccines using mRNA technology; Moderna, Inc., has an influenza vaccine program which has started Phase 1 clinical studies while Pfizer, Inc. (in collaboration with BioNTech AG) and Arcturus Therapeutics Holdings, Inc. both have influenza vaccine programs in the preclinical stage.
Risks Related to Dependence on Third Parties
We have an existing collaboration with Sanofi and we are highly dependent on the efforts of Sanofi to advance our vaccine development program, including the vaccines against
SARS-CoV-2
and influenza. If our collaboration with Sanofi is not successful, our business could be adversely affected.
We currently have a collaboration and license agreement with Sanofi to develop mRNA vaccines for infectious disease pathogens, including
SARS-CoV-2
and influenza. MRT5500 has been selected as the lead candidate for a vaccine against
SARS-CoV-2.
MRT5400 and MRT5401 are our vaccine candidates against influenza. Sanofi may not be successful in its efforts to develop or commercialize our vaccine candidates, which could adversely affect our business. In addition, Sanofi could decide not to pursue or prioritize our vaccine candidates, or disputes may arise over certain obligations, which could have an adverse effect on our ability to develop and commercialize any affected product candidate.
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
Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators. Even if we are able to successfully enter into collaborations with third parties for one or more of our programs or product candidates, such collaborations may be subject to risks similar to those described above under the risk factor captioned “We have an existing collaboration with Sanofi and we are highly dependent on the efforts of Sanofi to advance our vaccine development program, including the vaccines against
SARS-CoV-2
and influenza. If our collaboration with Sanofi is not successful, our business could be adversely affected
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
We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. In addition, we currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical studies. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. In addition, as a consequence of the
COVID-19
pandemic, some of these parties may be unable to perform their engagements satisfactorily or at all. If any of our relationships with these third parties terminate, we may not be able to enter into alternative arrangements on commercially reasonable terms, if at all. Switching or including additional third parties involves increased cost and requires management’s time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur in our product development activities. Although we seek to carefully manage our relationships with our third parties, we could encounter similar challenges or delays in the future and these challenges or delays could have a material adverse impact on our business, financial condition and prospects. The
COVID-19
pandemic also may continue to impact our clinical trials.
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
We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating in our research program. Although we have a suite retention and development agreement under which a series of cleanroom suites were built at Curia Massachusetts, Inc., or Curia, (f/k/a Albany Molecular Research, Inc.) manufacturing facility in accordance with our objectives, we do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. We have limited personnel with experience in drug manufacturing and lack the resources and capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of our product candidates, and we outsource to third parties all manufacturing of our product candidates in preparation for our clinical trials.
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
Our use of third-party manufacturers increases the risk of delays in production or insufficient supplies of our product candidates as we transfer our manufacturing technology to these manufacturers and as they gain experience manufacturing our product candidates. For example, Curia, a third-party manufacturer, manufactures certain portions of our product candidates. Although we were closely involved with the design and construction of the cleanroom suites, we may still experience delays in the development services provided by Curia. Such delays could materially adversely affect our business.
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
We expect that hospital formulary approval and insurance coverage and reimbursement by government and other third-party payors of our products, including vaccines, if approved, will be essential for most patients to be able to access these treatments. Accordingly, sales of our product candidates, if approved, will depend substantially on the extent to which the costs of our product candidates will be paid by hospitals or will be reimbursed by government authorities, private health coverage insurers and other third- party payors. Hospital formulary approval and insurance coverage and reimbursement by other third-party payors may depend upon several factors, including the third-party payor’s determination that use of a product is:

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

Risks Related to Our Business Operations
The COVID-19
pandemic has adversely disrupted, and may continue to adversely disrupt, our operations, including our ability to complete our ongoing clinical trials, and may have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business, operations and ability to raise capital.
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
In April 2020, our enrollment and dosing were paused in our ongoing Phase 1/2 clinical trial of MRT5005 in patients with cystic fibrosis, or CF, as a consequence of the
COVID-19
pandemic. Although we were able to resume enrollment and dosing in September 2020 and then announce our second interim data analysis in March 2021, the uncertain environment associated with the
COVID-19
pandemic could result in additional disruptions in enrollment, affecting our timing to report data.
Any negative impact that the
COVID-19
pandemic has on recruiting or retaining patients in our clinical trials for MRT5005, MRT5500, MRT5400 or MRT5401, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays with respect to product development activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.
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
The pandemic has caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could adversely impact any future plans to raise capital. The trading prices of our stock and that of other biopharmaceutical companies have been highly volatile as a result of the economic volatility. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the
COVID-19
pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.
Unfavorable U.S. or global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the U.S. and global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our products, if any, and could adversely impact our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for any current or future approved products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. We expect that the
COVID-19
pandemic will continue to disrupt the financial markets and may adversely impact economies worldwide.
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
post grant review,
inter partes
review and equivalent proceedings in foreign jurisdictions. For example, as of August 2, 2021, four of our patents issued in Europe are under opposition, including one with claims of similar scope as U.S. Patent 10,143,758. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis, but on March 3, 2020, the Court agreed to hear the case through its normal procedures. The Supreme Court heard oral argument in this case on November 10, 2020, and a decision dismissing the lawsuit was released on June 17, 2021. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell an indeterminate amount of registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. We are a party to an Open Market Sale Agreement
SM
, or Sales Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $100.0 million of common stock pursuant to one or more “at the market” offerings. During the year ended December 31, 2020, pursuant to the Sales Agreement, we issued and sold 2,863,163 shares of our common stock, for gross proceeds of $37.9 million, before deducting commissions of $1.1 million and other offering expenses of $0.2 million. There were no shares issued or sold pursuant to the Sales Agreement during the six months ended June 30, 2021. In the future, $62.1 million of our common stock remain available to be sold pursuant to the Sales Agreement. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.
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

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Second Amended and Restated Director Compensation Plan, adopted June 16, 2021.

10.2*+	Letter Agreement, dated March 22, 2021, by and between the Registrant and Brendan Smith.

10.3*+	Consulting Agreement, dated June 16, 2021, by and between the Registrant and Daniel Lynch.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13aa-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13aa-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory arrangement.
†	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Translate Bio, Inc.

Date: August 5, 2021	By:	/s/ Ronald C. Renaud, Jr.
Ronald C. Renaud, Jr.
Chief Executive Officer

Date: August 5, 2021	By:	/s/ Brendan Smith
Brendan Smith
Chief Financial Officer and Treasurer